Form 10-K
period 2020-12-31
Atea Pharmaceuticals, Inc.
filed 2021-03-30
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39661

ATEA PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-0574869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
125 Summer Street Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 284-8891

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AVIR	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2021 was 82,736,937.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” "on track," “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	our expectations relating to clinical trials for our product candidates, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•	the potential therapeutic benefits of our product candidates and the potential indications and market opportunities therefor;
•	the safety profile and related adverse events of our product candidates;
•	our plans to research, develop and commercialize our current and future product candidates;
•	the potential benefits of our collaboration with Roche or any future collaboration we may enter into with Roche or others;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we may receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our estimates regarding future revenue, expenses and results of operations;
•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•	our future financial position, capital requirements and needs for additional financing;
•	our business strategy;
•	developments relating to our competitors, competing treatments and vaccines and our industry;
•	our expectations regarding federal, state and foreign laws and regulations;
•	our ability to attract, motivate, and retain key personnel; and
•	the impact of COVID-19 on our business, including our preclinical studies and clinical trials.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part I, Item 1A. “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. These risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

As used in this Annual Report on Form 10-K, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” refer to Atea Pharmaceuticals, Inc. and its subsidiary.  All brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective owners.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•	There is significant uncertainty around our development of AT-527 as a potential treatment for COVID-19.
•	We are highly dependent on our management, directors and other key personnel.
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

•

We have incurred significant losses since inception. We expect our expenditures will increase for the foreseeable future. We have no products that have generated any commercial revenue and we may never achieve or maintain profitability.

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

•

The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed. Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, our current collaboration partner, Roche, or any future collaboration partners from obtaining approvals for the commercialization of any product candidate we develop.

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

•

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	We may not be successful in our efforts to identify and successfully develop additional product candidates.
•	Risks related to healthcare laws and other legal compliance matters may materially and adversely affect our business and financial results.
•	Risks related to commercialization may materially and adversely affect our business and financial results.
•	Risks related to manufacturing and our dependence on third parties may materially and adversely affect our business and financial results.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from difficult to treat, life-threatening viral infections. Our current focus is on the development of product candidates to treat COVID-19, dengue, chronic hepatitis C (“HCV”), and respiratory syncytial virus (“RSV”).

Utilizing our team’s expertise from decades of developing innovative antiviral treatments we are advancing oral product candidates that are designed to be potent and selective, which we derived from our proprietary nucleotide platform that combine unique nucleotide scaffolds with novel double prodrugs for the purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite, potentially resulting in oral antiviral product candidates that are selective for and highly effective at preventing replication of single stranded RNA (“ssRNA”), viruses while avoiding toxicity to host cells.

Our Development Pipeline

The following table summarizes our orally administered product candidate pipeline. All of our product candidates have been discovered and developed internally and we retain full global rights to commercialize our product candidates, other than certain ex-U.S. rights for our product candidate AT-527 licensed to F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”), under the License Agreement we entered into with Roche in October 2020 (the “Roche License Agreement”). We retain the right to commercialize all our product candidates in the United States.

1 Ex-US development and commercialization rights (other than for certain hepatitis C virus uses) licensed to Roche.

2 Rights to develop and manufacture globally and to commercialize in the US for dengue, among other viruses, retained.  Ex-US commercialization of AT-752 for dengue is subject to agreement with Roche.

3 AT-787 is our selected product candidate for the treatment of HCV.

Our Technology Platform and Nucleosides Role in Antiviral Therapy

We have produced a large library of nucleoside and nucleotide prodrugs specifically designed to target viral RNA polymerase, a key enzyme that is encoded in the viral genome. All ssRNA viruses, including SARS-CoV-2, the virus that causes COVID-19, dengue and HCV, depend on viral RNA polymerase for replication and transcription and, since viral RNA polymerase is not present in the host cell, it is an ideal target to inhibit virus replication.

Over the last 40 years, nucleoside and nucleotide (together, “nucleos(t)ide”) analogs have been developed to mimic naturally occurring nucleic acids and block viral replication by inhibiting enzymes involved in RNA and DNA viral growth cycles. Nucleos(t)ide analogs have become the backbone of therapies that treat life-threatening viral infections, including human immunodeficiency virus (“HIV”) hepatitis B virus (“HBV”) and HCV.

COVID-19

The global pandemic of COVID-19, caused by SARS-CoV-2, has created significant disruption to public health and economic activity worldwide.  As of March 29, 2021 there have been over 126.9 million confirmed cases of COVID-19 and 2.8 million deaths worldwide.  Given our current expectation that SARS-CoV-2 is likely to become an endemic human coronavirus that has the potential to circulate in the human population for years, we believe that multiple COVID-19 preventive and therapeutic options will be needed.

At approximately one year into the pandemic, significant progress has been made with multiple vaccine and treatment options available. The treatment options include Veklury, or remdesivir, and dexamethasone, which are administered parenterally and have demonstrated benefit in hospitalized patients, and monoclonal antibody combinations, which are administered intravenously in high-risk patients.

Despite these advances, substantial need remains for new treatment options, particularly for orally administered treatments which would be more practical, convenient and efficient for use in the early stages of disease in an outpatient setting. We believe this is particularly true for patients with mild to moderate symptoms, which is the most frequent clinical presentation of the disease. Further, we believe that this need will continue for years, given that we expect there will be subsets of the population who will either refuse or fail to respond to available vaccines, or individuals for whom a vaccine is contraindicated, and who need treatment options to be available. An oral, direct acting antiviral that could be readily and easily administered in the outpatient setting would have the potential to significantly reduce disease burden and duration, prevent progression of disease or hospitalization, and have a significant impact on health systems globally.  Additionally, an oral, direct acting antiviral with a mechanism of action that targets the inhibition of viral RNA polymerase, which is a highly conserved target site, could also be of particular value since the antiviral activity is expected to remain even in the presence of newly emerging variants.

Our product candidate for the treatment of patients with COVID-19 is AT-527, an orally administered, novel, direct acting antiviral.  We, together with our collaborator Roche, anticipate initiating a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting in the second quarter of 2021.  Currently, we are evaluating AT-527 for the treatment of patients with mild to moderate COVID-19 in two Phase 2 clinical trials. The first trial is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in approximately 190 adult patients with moderate COVID-19 and one or more risk factors for poor outcomes in a hospitalized setting. We dosed our first patient in September 2020 and expect to report interim virology data from this clinical trial in the second quarter of 2021.  The second trial, which is being conducted in collaboration with Roche, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in up to 220 adult patients with mild or moderate COVID-19 in an outpatient setting.  The first patient in this trial was dosed in February 2021.  We expect to report interim virology data from this trial in the second quarter of 2021.  In addition, several Phase 1 clinical trials in healthy volunteers are planned in addition to the one currently being conducted and the one recently completed for which positive results have been announced.

Dengue

Dengue is a mosquito-borne viral infection that infects up to 400 million people a year, causing substantial public health and economic burden worldwide. Dengue, which is life threatening in severe cases, was traditionally considered a tropical disease, endemic to countries located mostly in the tropical regions of Asia, Latin America, the Pacific, and across Africa. However, in recent decades the incidence of the disease has been spreading globally.  While a vaccine to prevent dengue is approved in some countries, it is indicated only for persons with confirmed prior dengue infection and its product label use is highly restricted. Currently there are no antiviral therapies approved by either the U.S. Food and Drug Administration (“FDA”) or the European Medicines Agency (“EMA”).

To address this unmet medical need, we are developing AT-752, an oral, purine nucleotide prodrug for the treatment of dengue.  AT-752 targets the inhibition of the dengue viral polymerase and, in preclinical studies, AT-752 showed potent in vitro activity against all serotypes tested, as well as potent in vivo antiviral activity in a small animal model. In March 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety and pharmacokinetics (“PK”), of different dosages of AT-752 in healthy adults. Following the completion of this Phase 1a clinical trial, we expect to initiate a Phase 1b clinical trial in the second half of 2021 to evaluate the antiviral activity, safety and PK of AT-752 in adult patients with dengue virus infection.

Hepatitis C

Despite significant recent advances in treatment, HCV remains a global health burden due to the limitations of currently available treatment options.

For the treatment of chronic HCV infection, we have created a novel combination of AT-527 with AT-777, an investigational nonstructural protein 5A (“NS5A”), inhibitor that we will coformulate into a single, oral, pan-genotypic fixed-dose combination product candidate, AT-787. We believe that AT-787 has the potential to offer a short duration protease-sparing regimen for HCV-infected patients with or without cirrhosis. For patients with decompensated cirrhosis, a life-threatening stage of liver disease, AT-787 has the potential to treat these patients without the co-administration of ribavirin. In March 2020 we paused clinical development in our HCV program due to the outbreak of the COVID-19 pandemic. In the second half of 2021, we expect to re-initiate a Phase 1/2a clinical trial, which will be designed to evaluate the safety and PK of different dosages of AT-777 in healthy adults and to evaluate the combination of AT-527 and AT-777 in HCV infected patients.

RSV

RSV is a seasonal respiratory virus that is responsible for significant health and economic burden worldwide. RSV is a common virus that causes severe respiratory disease in infants, which often leads to hospitalization. Up to 70% of infants are infected by the age of one and virtually all infants will have been infected by their third year of life. As protective immunity wanes, RSV reinfection in children and adults, is common. While these reinfections tend to be milder, RSV is a well established cause of significant morbidity and mortality in the elderly, the immunocompromised and other high-risk patients. There is also an increased awareness of the long-term consequences of RSV primary infection that have been linked to prolonged wheezing and an increased risk of developing asthma.  There are no approved vaccines. The only approved drugs are ribavirin, which has safety concerns and questionable efficacy and Synagis, a monoclonal antibody which is indicated not for treatment but only for protection against RSV in a high risk pediatric population.

We are evaluating AT-889, an investigational, second-generation nucleoside pyrimidine prodrug and other compounds for the treatment of RSV. AT-889 is designed to inhibit RNA polymerase through both initiation of viral replication and viral transcription and showed potent in vitro activity in several cell based assays against RSV. In the second half of 2021, we expect to nominate a lead product candidate and initiate investigational new drug application (“IND”) enabling studies.

Our Team

Our management team has significant experience discovering, developing and commercializing antiviral therapies for life-threatening viral infections. Our Founder, Chairman, and Chief Executive Officer, Jean-Pierre Sommadossi, Ph.D., has over 30 years of scientific, operational, strategic, and management experience in the biopharmaceutical industry.  Dr. Sommadossi has authored over 180 peer-reviewed publications and holds more than 60 U.S. patents related to the treatment of antiviral therapeutics and cancer.  Dr. Sommadossi was the principal founder of Idenix Pharmaceuticals, Inc. (“Idenix”), which was acquired by Merck & Co., Inc. (“Merck”), in 2014, and a co-founder of Pharmasset, Inc. (“Pharmasset”), which was acquired by Gilead Sciences, Inc. in 2012.

We have assembled an experienced management and scientific team with a track record of success in the field of antiviral drug development, many of whom have worked together previously. Our team has significant expertise in nucleos(t)ide chemistry, biochemistry and virology and has applied that expertise towards the discovery and development of innovative antiviral treatments, including Epivir, Sovaldi, Tyzeka, Valtrex, Wellferon, Videx, Reyataz, Sustiva, Mavyret, Xofluza, Relenza and Zerit. Members of our team have held senior positions at AstraZeneca plc, Merck, GlaxoSmithKline plc, Chiron, Novartis International AG, Biogen, F. Hoffmann La Roche, Abbvie, Bristol Myers Squibb, Shire, Biohaven Pharma, Pharmasset, Idenix, Valeant Pharmaceuticals International and Alnylam Pharmaceuticals.

Our Strategy

Our goal is to become a global leader in the discovery, development, and commercialization of novel antiviral therapies for severe or life-threatening viral infections. We intend to achieve this goal by pursuing the following strategies:

•

Rapidly complete development and obtain approval for our lead product candidate, AT-527, an oral drug for the treatment of COVID-19. In collaboration with Roche, we intend to initiate a global Phase 3 clinical trial of AT-527 in patients with mild or moderate COVID-19 in the outpatient setting in the second quarter of 2021.  Currently, we are evaluating AT-527 for the treatment of COVID-19 in two Phase 2 clinical trials and a Phase 1 clinical trial.  We are working closely with the FDA and other regulatory authorities as we plan and implement our clinical trials to align on the most efficient regulatory pathway.

•

Deploy our medicinal chemistry expertise and proprietary nucleotide platform against severe ssRNA viruses with high unmet need. We are developing additional small molecule antiviral product candidates for the treatment of other severe viral diseases, including AT-752 for the treatment of dengue, which, if successfully developed and approved, we believe has the potential to become the first approved treatment for dengue fever – a disease that infects up to 400 million people each year; AT-787, a co-formulated, oral, pan-genotypic fixed dose combination of AT-527 and AT-777, for the treatment of HCV which we believe has the potential to shorten treatment duration compared to existing therapies, cure difficult-to-treat populations not currently served by existing therapies, and eliminate the need for ribavirin in patients suffering from decompensated cirrhosis; and AT-889, an investigational, second-generation nucleoside pyrimidine prodrug, and other compounds for the treatment of RSV which, if successfully developed and approved, we believe could be the first therapy in over 30 years to be approved specifically for the treatment of RSV.

•

Focus on excellent clinical and regulatory execution. We believe that building a successful antiviral-focused company requires very specific expertise in the areas of clinical study design and conduct and regulatory strategy. We have assembled a team with a successful track record of managing global clinical development activities in an efficient manner, and with multinational experience in obtaining regulatory approvals for antiviral therapeutics.

•

Maximize the value of our product candidates. We generally intend to retain global commercialization rights to our product candidates, which we believe will allow us to retain the greatest potential value of our product portfolio. However, we may opportunistically enter into license agreements or collaborations where we believe there is an opportunity, particularly outside the United States, to maximize the value and accelerate the development of our product candidates and potential commercialization of any products. For example, in October 2020 we entered into the Roche License Agreement under which we granted an exclusive license for certain development and commercialization rights related to AT-527 outside of the United States to Roche. Currently, we plan to establish our own commercial organization in the United States, and we may build additional commercial organizations in other selected markets for any of our product candidates that are approved.

•

Maintain our entrepreneurial outlook, scientifically rigorous approach, and culture of tireless commitment to patients. The patients we seek to treat suffer from life-threatening viral infections for which there are no approved therapies or the therapies that are approved have significant drawbacks which may include limited efficacy, or issues with safety and/or tolerability. Members of our team have dedicated their lives to discovering, developing, and commercializing novel antiviral therapies for severe or life-threatening viral infections. We intend to continue building our team of qualified individuals who share our commitment to collaborate and apply scientific rigor in the development of novel antiviral therapies that have the potential to treat or cure some of the world’s most severe viral diseases.

Antiviral therapy

Background on viruses

Viruses are cellular parasites that can only replicate using a host cell’s replication processes, as viruses lack the machinery required to survive and replicate on their own. Unlike living organisms that use DNA as the basis for their genetic material, viruses can use either DNA or RNA. Approximately 70% of all viruses are RNA viruses.

Viruses have two primary components: nucleic acid (single or double stranded RNA or DNA) and a protective shell (the capsid). Some viruses may also have a lipid bilayer (the envelope) surrounding the capsid, an additional membrane derived from host cell membranes that contains viral proteins.

The viral replication process begins when a virus attaches itself to a specific receptor site on the host-cell membrane through attachment proteins. The replication mechanism is dependent upon whether the virus is an RNA or DNA virus. DNA viruses use host cell proteins and enzymes to make additional DNA that is used to copy the viral genome or is transcribed to messenger RNA (“mRNA”). RNA viruses use their RNA as a template for synthesis of viral genomic RNA and mRNA. The mRNA then instructs the host cell to assemble viral structural proteins. Finally, the newly created virus particles (“virions”), are released from the host cell in order to repeat the infection and replication cycle. RNA viruses can be particularly challenging to treat, as the error rates around the viral RNA polymerase directed RNA synthesis cause high mutation rates during reproduction, creating variants and resistance challenges for antiviral therapies.

Background of ssRNA viruses

RNA viruses can be single stranded (ssRNA) viruses or double-stranded (dsRNA), viruses, depending on the type of RNA used as the genetic material. A virus encased within a lipid bilayer is known as an enveloped virus, while a virus without this bilayer is called a non-enveloped virus. Enveloped ssRNA viruses are the more prevalent cause of severe human viral diseases. Studies from the last decade have placed RNA viruses as primary etiological agents of many emerging human pathogens, representing up to 50% of all emerging infectious diseases. Types of enveloped and non-enveloped ssRNA viruses and some of the diseases they cause are shown in the table below, with the types of ssRNA viruses that we are currently targeting with our product candidates highlighted in yellow.

Over the last 40 years, a great deal of progress has been made in the treatment of some of the most severe viral infections. However, many highly pathogenic ssRNA viruses, including dengue virus and newly emerging viruses such as SARS-CoV-2 continue to cause severe viral diseases which still remain inadequately treated or not treated at all.

Viral polymerase as an antiviral target

From the discovery and approval of the first antiviral drug in 1963, there have been more than 100 antiviral drugs approved in the United States for the treatment of nine different human viral diseases. A historical challenge with the treatment of intracellular viruses has been selectivity or discovering drug targets that can completely inhibit viral replication without harming the host cells, leading to toxic side effects. Advances in technology and high throughput screening in recent years have driven the discovery of more selective antiviral product candidates. The viral polymerase, which is the single protein present in all RNA viruses, is a key enzyme in the replication of viruses, making for an ideal drug target as its core structural features are highly conserved across different viruses. There are four types of viral polymerase, depending upon the virus and its genomic makeup:

•

RNA-dependent RNA polymerase (“RdRp”): All ssRNA viruses, including SARS-CoV-2 and HCV, depend on the RdRp, encoded in the viral genome, for replication and transcription. Since these enzymes are not present in the host cell, this facilitates the design of selective inhibitors of viral replication, which target viral but not host cell polymerases.

•	DNA-dependent DNA polymerase (“DdDP”): DdDP is used by DNA viruses to replicate their genome.
•	RNA-dependent DNA polymerase (“reverse transcriptase”): Reverse transcriptase is used by certain DNA or RNA viruses, such as HBV and HIV-1, to replicate their genomes.
•	DNA-dependent RNA polymerase (“DdRP”): DdRP is used by DNA viruses to transcribe mRNA from DNA templates during replication.

As viral RNA polymerase based synthesis does not occur in human host cells, antiviral drug development for RNA viruses focuses on identifying selective drug-like molecules that target viral RNA polymerase. Advances in technology have enabled intensive structural and functional studies of viral RNA polymerase including the identification in the case of SARS-CoV-2 of nidovirus RdRp associated nucleotidyltranferase (“NiRAN”), and have opened avenues for the development of new and more effective antiviral therapies.

Viral resistance and Variants

A major obstacle to antiviral therapy is viral resistance. Resistance is a function of a virus’ ability to genetically mutate, which, in the case of RNA viruses, is substantially higher than DNA viruses, as most RdRp lack proofreading abilities. The rate of mutation of RNA viruses can occur at six orders of magnitude greater than the rate of mutation of host cells. The ability of viruses to evolve makes the design of ssRNA-directed therapies challenging, as these viral strains continue to mutate and become more resistant to certain antiviral therapies over time. Since all the enzymes involved in the metabolic pathways of AT-527 and AT-752 to their active triphosphate are designed to be essentially ubiquitous host cell enzymes and not virally encoded proteins, we believe that the high rate of viral mutation does not affect the activation of the prodrug.

At times, combination therapy has been used to combat viral resistance for specific types of human viral infections. The guiding principles to decide when combination therapy may be needed, include: the in vitro inhibitory potency and human pharmacology of the antiviral; viral replication kinetics in patients; viral polymerase error rate; and whether the viral disease is an acute or a chronic infection. With RNA viruses, the treatment of acute infection, such as influenza, is monotherapy (e.g., Tamiflu), as compared to the treatment of chronic infection, such as HCV, which is combination therapy (e.g., Epclusa). COVID-19, dengue and RSV are each the result of acute RNA viral infections.

Another consequence of viral mutations is the emergence of new variants. For example, each year the genetic mutations accumulated in the influenza virus cause antigen drift that could significantly impact immune recognition, thus the flu vaccines have to be reviewed and updated.  SARS-CoV-2, despite the fact that it does have a proof-reading function with the nsp14 exonuclease, has proven to be able to mutate quickly as well. Multiple SARS-CoV-2 variants are circulating globally. For example, variants that have emerged since fall 2020, include B.1.1.7 (also known as 501Y.V1, VOC 202012/01) in the U.K., B.1.351 (501Y.V2) in South Africa, P.1 (20J/501Y.V3) in Brazil, and B.1.526 in New York. Some of these variants not only appear to transmit faster and cause more serious illness but may also reduce the efficacy of current vaccines and antibodies, and thus present an even greater health challenge.

Nucleos(t)ide analogs and prodrugs

Nucleic acids (DNA and RNA), which comprise human and viral genetic material, are composed of natural chemical compounds termed nucleosides and nucleotides. Nucleos(t)ide analogs, which are synthetic compounds that mimic the structure of naturally occurring nucleosides and nucleotides, target the viral polymerase directly so that it mistakenly incorporates these analogs into nascent nucleic acids, causing inhibition of viral replication. Nucleos(t)ide analogs, compared to other classes of antiviral therapies, have a high barrier to viral resistance due to the conservation of the structure of the polymerase that is required to produce viable virions.

Prodrugs of nucleos(t)ide analogs have become the backbone of therapies to treat life threatening viral infections, including HIV, HBV, and HCV. Prodrugs are employed to bypass rate limiting activation steps and to improve the oral bioavailability and permeation of cell membranes by the nucleos(t)ide analog.

Our Platform

Leveraging our deep understanding of antiviral drug development, nucleos(t)ide chemistry, biochemistry and virology, we have built a proprietary purine nucleotide prodrug platform to develop novel treatments for life threatening diseases caused by ssRNA viral infections.

Our proprietary nucleotide prodrug platform, as illustrated below, is comprised of the following critical components:

•

specific modifications at the 6-position of the purine base, acting as a prodrug, are designed to prevent the toxic effects of other such modifications and enhance cell membrane permeability, resulting in an intermediate metabolite that maximizes formation of the triphosphate active metabolite in cells;

•	stereospecific phosphoramidate, acting as a prodrug, designed to bypass the first rate-limiting phosphorylation enzyme in the intracellular activation pathway;
•	specific modifications in the sugar moiety of the purine nucleotide scaffold, producing potent antiviral activity with a high degree of selectivity; and
•	highly specific salt form to enhance solubility and drug bioavailability.

Atea’s purine nucleotide prodrug platform

We believe that product candidates derived from our platform, which combines unique purine nucleotide scaffolds with a novel double prodrug strategy, have the following potential advantageous characteristics and features:

•	enhanced antiviral activity and selectivity, as well as well-established pharmacology and animal models to predict clinical activity;
•	favorable safety profile;
•	convenience of once- or twice-daily oral administration; and
•	efficient, predictable, scalable, and reproducible manufacturing, as well as long shelf life for potential stockpiling.

Development Programs

AT-527 for the treatment of COVID-19

Although vaccines have an important role in mitigating the COVID-19 pandemic, we believe that there will be a continuing need for treatment options to stay ahead of the virus and the emergence of variants. While there are parenterally or intravenously administered therapeutics available for use in the hospital setting, oral treatments would be more practical and efficient for use in the early stages of disease in an outpatient setting, including for patients with mild to moderate symptoms. Thus we believe that a significant and urgent unmet medical need remains for orally administered, direct acting antivirals with broad utility for the treatment of COVID-19.

COVID-19 is an acute viral infection. We believe antiviral therapeutics should be most effective against COVID-19 within the first stage of the infection when the viral load is at its maximum, which is consistent with rapid viral replication initially in nasal cells, throat cells and ultimately pulmonary cells. As shown in the illustration below, we believe that the use of a potent, safe, oral antiviral therapeutic to treat SARS-CoV-2-infected individuals in the early stage of infection will mitigate the onset of severe COVID-19 and avert hospitalization.

SARS-CoV-2

Background

SARS-CoV-2 is a coronavirus, belonging to the Coronaviridae family, and is an enveloped virus with a positive sense ssRNA genome which encodes 29 viral proteins. It is one of six other human coronaviruses that exist, with four responsible for one third of common cold infections.

SARS-CoV-2 is structurally similar to two other life-threatening coronaviruses: SARS-CoV and Middle East Respiratory Syndrome coronavirus (“MERS-CoV-1”). SARS-CoV-2 impairs respiratory function and spreads primarily from person to person via respiratory droplets among close contacts. Symptoms, which may include fever, cough, shortness of breath and fatigue, generally appear two to twelve days after exposure. Severe complications include pneumonia, multi-organ failure, and death.

SARS-CoV-2 is a spherical virus that carries four different structural proteins: spike protein, envelope protein, membrane glycoprotein and nucleocapsid protein. As shown in the illustration below, the infection cycle begins when the spike proteins bind to the angiotensin-converting enzyme 2 cellular receptor (“ACE2”), on the surface of the target cells. A second cell surface protein, transmembrane serine protease 2 (“TMPRSS2”), enables the virion to enter the cell, where it releases its RNA. Some of this RNA is translated into new proteins using the host cell’s machinery—these proteins include the four structural proteins, as well as a number of non-structural proteins (“nsps”), that form the replication complex. Within this complex, RdRps catalyze the synthesis of the approximately 30,000-nucleotide RNA viral genome. The proteins and RNA are then assembled into a new virion in the Golgi and released through exocytosis.

SARS-CoV-2 replication process

COVID-19

Current vaccine and treatment landscape

Several vaccines have been recently authorized for emergency use and additional vaccines and drug candidates are being developed to prevent infection and to create herd immunity, with the aim of preventing disease and reducing the amount of virus circulating within the community. Antiviral therapies are complementary to vaccines, and we anticipate that antivirals will continue to be essential because of uncertainties around the level of immunity that the vaccines will be able to generate, the durability of such immunity and the emergence of new variants of the virus that could change and potentially lessen the effectiveness of vaccines.

As of March 29, 2021, the FDA has granted emergency-use authorizations for certain monoclonal antibody regimens for the treatment of mild to moderate COVID-19 and for convalescent plasma.  Antibody therapies, including those that are currently authorized for emergency use as well as those in development, may have application in prevention as well as treatment.  However, the antibodies currently in use and in development require parenteral administration and are historically more complex than small molecules to manufacture. We believe that these two factors will impact and limit the use of antibodies for the treatment of patients, particularly outpatients with COVID-19.

Remdesivir, an antiviral that is a RdRp inhibitor, is approved by the FDA for treatment of adults and pediatric patients 12 years of age and older with COVID-19 requiring hospitalization. The limited bioavailability of remdesivir requires administration via intravenous infusion, which we believe is likely to limit its use to hospitalized patients.

Clinical drug candidates in development include small molecules designed to work as direct acting antivirals, which may be administered for both treatment and potentially prophylaxis.  In addition to our antiviral candidate, AT-527, other antiviral drug candidates currently in development include molnupiravir, a nucleoside analog that incorporates into the viral RNA leading to lethal accumulation of mistakes or “error catastrophe” and PF-0083521, a protease inhibitor.

In addition to treatments directed at the virus, there are other immunomodulatory therapies such as interleukin-6 inhibitors, steroids, JAK inhibitors, and anti-tumor necrosis factor antibodies which are being developed to treat the host inflammatory response to the disease.

Our approach

We, together with our collaboration partner, Roche, are developing AT-527, an orally administered, novel antiviral product candidate, for the treatment of COVID-19. AT-527 uniquely inhibits viral RNA polymerase including both NiRAN and RdRp functional domains.

Targeting SARS-COV-2 NiRAN/RdRp to treat COVID-19

The RNA polymerase complex of SARS-CoV and SARS-CoV-2 supports the transcription and replication of their approximately 30,000-nucleotide viral RNA genomes. It is the largest and most complex RNA synthesis machinery among RNA viruses. As shown in the illustration below, the multi-subunit SARS-CoV polymerase complex is composed of a number of nsps including viral RNA-dependent RNA polymerase (nsp12), processivity factors (nsp7, nsp8), a proofreading exonuclease, a N7-methyl transferase (nsp14), and a helicase (nsp13). The nsp12 protein contains two domains, a RdRp core, which is the catalytic subunit incorporating ribonucleotides into RNA templates, and a N-terminal NiRAN domain, the function of which was previously unknown.

SARS-CoV RNA Polymerase

We have investigated the mechanism by which SARS-CoV initiates viral RNA synthesis and have discovered that there are two distinct pathways: one protein-primed and mediated by the NiRAN through the UMPylation of nsp8, and the other through de novo synthesis of dinucleotide primers in a NiRAN-independent manner. Importantly, both functions can be inhibited by AT-9010, the active triphosphate metabolite of the prodrug AT-527. Furthermore, we have obtained a 2.98 Å cryo-EM quaternary structure of nsp12/7/8/RNA/AT-9100, which confirms that AT-9010 not only bound to the NiRAN active site but also was incorporated by the RdRp and functions as a chain terminator.  We believe this unique dual mechanism of AT-527 may create a potentially higher barrier to resistance compared to other direct acting antiviral inhibitors. We expect that AT-527 will maintain its antiviral activity even against the recently emerged variants with mutations in the spike (S) protein responsible for the receptor recognition and host cell membrane fusion process. These variants may affect the efficacy of vaccines and antibodies due to the mutations in the viral spike protein.

It is also conceivable that the proofreading exonuclease activity of nsp14 could remove the terminating analog nucleotide from the RdRp core and experiments to demonstrate this are ongoing.  However, the NiRAN function has no exonuclease activity.

Preclinical Studies

AT-511, the free base of AT-527, has shown in vitro antiviral activity against multiple ssRNA viruses, including human flaviviruses and coronaviruses.

We assessed the in vitro potency of AT-511 against SARS-CoV and SARS-CoV-2. The data observed is summarized in the table below.

The activity against SARS-CoV was assessed after exposure of Huh-7 cells to virus and serial dilutions of test compound by determining the effective concentration required to reduce secretion of infectious virus into the culture medium by 90% (EC90) after a 3-day incubation using a standard endpoint dilution CCID50 assay to determine virus yield reduction (VYR). Half-maximal cytotoxicity (CC50) was measured by neutral red staining of compound-treated duplicates in the absence of virus.

Since Huh-7 cells were unable to support infection by and replication of SARS-CoV-2, normal human airway epithelial (“HAE”) cell preparations were used to assess the activity of AT-511 against this virus, using the same method as described above. Cytotoxicity was assessed by visual inspection of the cells at the end of the 5-day incubation period.

In Vitro Activity of AT-511 (free base of AT-527) Against Human Coronaviruses

Virus (genus)	Cell line	Compound	Cytopathic Effect Assay CC50 (µM)	Virus Yield Reduction Assay EC90 (µM)(n)
SARS‐CoV (beta)	Huh‐7	AT‐511	>86	0.34
SARS‐CoV‐2 (beta)	HAE	AT‐511 molnupiravir remdesivir	>86[a] >19[a] >8.3[a]	0.47 ± 0.012 (5) 2.8 ± 1.0 (3) 0.002 to 0.27 (5)

aCytotoxicity assessed by visual inspection of cell monolayers

Huh‐7, human hepatocyte carcinoma cell line (established ability to form triphosphate from AT‐511)

HAE, human airway epithelial cell culture (established ability to form triphosphate from AT‐511)

The EC90 values for AT-511 against SARS-CoV and SARS-CoV-2 were 0.34 µM and an average of 0.5 µM from five independent experiments. The concentration of AT-511 required to exhibit CC50 of the host cells used in these assays to support viral infection and propagation was consistently greater than the highest concentration tested (>86 µM). The sub-micromolar EC90 values, in combination with the lack of toxicity observed in the host cells, suggests the potential for high potency and selectivity of AT-511 in vivo against these SARS coronaviruses.

The EC90 for remdesivir, which was included in all SARS-CoV-2 assays as a positive control and was included as a blinded test article in two independent assays, ranged from 0.002-0.27 µM. The potency of remdesivir, however, is likely a combination of its antiviral activity and cytotoxicity since dying and dead cells cannot support efficient viral replication. The CC50 for remdesivir, determined by neutral red staining in the SARS-CoV assay conducted in human cells (Huh-7; less precise visual assessments without staining were used to determine cytotoxicity in the HAE assays) ranged from 5-11 µM. Similar in vitro cytotoxicity of remdesivir (1.7-36 µM CC50) has been reported in other cell lines.

We also assessed the in vitro potency of N4-hydroxycytidine, the nucleoside formed from the oral prodrug molnupiravir currently being developed by Ridgeback/Merck for the treatment of COVID-19. N4-hydroxycytidine was five to eight times less potent than AT-511 against SARS-CoV-2 in the same experiment. We also assessed the antiviral activity of sofosbuvir and found that it did not inhibit SARS-CoV replication in BHK-21 cells at concentrations as high as 100 µM and was a poor inhibitor of SARS-CoV-2 with an estimated EC90 of about 8 µM in HAE cells.

In addition to assessing the in vitro potency of AT-511 against SARS-CoV-2 and SARS-CoV, we evaluated the formation and intracellular half-life of AT-9010, the active triphosphate metabolite of AT-527, in primary human nasal and bronchial epithelial cells. Also, we evaluated the pharmacokinetics and intracellular half-life of AT-9010 in tissues of non-human primates after oral administration of AT-527.

Substantial levels of the active triphosphate of AT-527 were formed in normal human bronchial and nasal epithelial cells incubated in vitro with 10 µM AT-511. After an 8-hour incubation, intracellular concentrations of the triphosphate were 698 and 236 µM in the bronchial and nasal cells, respectively. After replacement of the culture medium at 8 hours with fresh medium without AT-511, the half-life of the active triphosphate was determined to be 39 and 38 hours in the respective cell incubations. The accumulation and half-life of remdesivir triphosphate has been reported in the same type of human bronchial epithelial cells incubated with 1 µM remdesivir. After similar eight hour incubations, the concentration of remdesivir triphosphate, normalized to a dose of 10 µM, is at least 7-fold lower than the observed concentration of AT-9010 in the same cell type. In similar incubations of 1 µM remdesivir with human bronchial epithelial cells for two hours followed by washout of drug and continued incubation for 30 hours, the initial half-life of remdesivir triphosphate was less than 8 hours which is at least 4 times shorter than the half-life of AT-9010 in the same primary human lung cells, suggesting the accumulation of higher levels of AT-9010 leading to a potentially greater antiviral effect after twice daily oral administration of 550 mg AT-527 versus daily intravenous administration of remdesivir (200 mg loading + 100 mg maintenance doses).

In non-human primates (“NHPs”) administered AT-527 orally for three days in the form of a loading dose (60 mg/kg) followed by five maintenance doses (30 mg/kg each) 12 hours apart, intracellular concentrations of the active triphosphate metabolite in lung, kidney and liver tissue 12 hours after the last dose (steady-state trough levels with respect to twice daily dosing) were 0.14, 0.13 and 0.09 µM, respectively. Since the NHP maintenance doses were allometrically scaled to be equivalent to the initially intended clinical maintenance doses for COVID-19 subjects (550 mg AT-527 given orally twice daily), predicted trough concentrations of AT-9010 in lung cells in prospective COVID-19 subjects were obtained from the plasma pharmacokinetics of AT-273 (surrogate for intracellular triphosphate concentrations) obtained from COVID-19 subjects given twice-daily oral doses of 550 mg AT-527.These values were adjusted by either the 1.6-fold greater triphosphate lung versus liver concentrations or the 1.2-fold greater lung triphosphate versus plasma AT-273 concentrations observed at 12 hours after the last dose in NHPs. These predictions of the trough human lung concentrations (0.9 and 0.7 µM, respectively) were based on the established close pharmacokinetic-pharmacodynamic relationship between plasma AT-273 concentrations and the antiviral effect in HCV-infected patients. We believe both predictions suggest that trough levels of the active triphosphate in COVID-19 patients during treatment with AT-527 should exceed the EC90 of 0.5 µM for AT-511 against SARS-CoV-2 replication. Moreover, we believe both predictions likely underestimate triphosphate trough levels in human lung since neither account for the extended intracellular half-life (39 hours) of the triphosphate observed exclusively in human lung epithelial cells in vitro.

Clinical Development History

AT-527 was initially developed for the treatment of chronic HCV, and we have completed two clinical trials of AT-527 in HCV. See –Hepatitis C virus (HCV)—Clinical development. By utilizing data that we obtained in our HCV clinical trials of AT-527, we were able to initiate our clinical development program of AT-527 for the treatment of patients with COVID-19. Ongoing clinical trials include a Phase 2 clinical trial in hospitalized patients, a Phase 2 clinical trial in the outpatient setting and a Phase 1 clinical trial in healthy volunteers.

Ongoing Phase 2 clinical trial in hospitalized patients

We are currently conducting a randomized, double-blind, placebo-controlled, multi-center, global Phase 2 clinical trial of AT-527, which is expected to enroll approximately 190 COVID-19 hospitalized patients.

Patients eligible for enrollment in this Phase 2 clinical trial are aged 18 to 80 years with moderate COVID-19 illness and at least one risk factor suggestive of poor outcome (such as obesity, hypertension, a history of diabetes, or a history of asthma). Moderate severity is defined as having at least one symptom of lower respiratory infection consistent with COVID-19, as well as oxygen saturation below 93% on room air or requiring ≤2L/min oxygen to maintain oxygen saturation in excess of 93%. The primary efficacy endpoint is the change in level of respiratory insufficiency, assessed on an ordinal 6-category scale of respiratory support levels, as compared to placebo, where a statistically significant finding would be reflected by a significantly lower probability for AT-527-treated subjects to exhibit a worsening of respiratory insufficiency (requiring ≤2 level higher respiratory support) during the study compared to placebo recipients. The six categories of the ordinal scale are: (1) no respiratory support; (2) low-level passive O2 supplementation (up to 2 L/min) by mask or nasal cannula; (3) higher O2 supplementation (>2 L/min); (4) any non-invasive form of positive-pressure oxygenation/ventilation; (5) invasive respiratory support; and (6) death. We believe the most important outcomes to be assessed in this trial are the effect of AT-527 versus placebo on the viral kinetics of the infection and the elucidation of the safety and tolerability of the drug at the dose of 550mg administered twice daily.

Trial participants are being randomized 1:1 (AT-527: placebo). The first 40 patients (20 AT-527, 20 placebo) received a dose of either 550 mg of AT-527 or placebo twice daily for five days in addition to supportive standard of care. In accordance with the protocol, an independent Data Safety Monitoring Board (“DSMB”), conducted safety reviews after the first cohort of 20 patients, and again after the second cohort of 20 patients, and approved continued enrollment of patients in the trial.

There are additional planned pauses and DSMB reviews at each of the 50% and 75% enrollment levels.

We expect to report interim virology data from this Phase 2 clinical trial in the second quarter of 2021.

Ongoing Phase 2 clinical trial in an outpatient setting

In addition to the Phase 2 clinical trial in hospitalized patients, we, together with our collaborator, Roche, are conducting a randomized, double-blind, placebo-controlled Phase 2 clinical trial to evaluate the antiviral activity, safety, and pharmacokinetics of AT-527 in adult patients with mild or moderate COVID-19, with and without risk factors, in an outpatient setting (MOONSONG). There are multiple cohorts included in this clinical trial. The initial cohort is receiving 550 mg of AT-527 administered twice daily.  With additional cohorts we may investigate dosing regimens in addition to the 550 mg twice-daily dose. The study may enroll up to 220 patients in the U.K., Ireland and other countries.

We expect to report interim virology data from this Phase 2 clinical trial in the second quarter of 2021.

Phase 1 clinical trials

In addition to the Phase 2 clinical trials, we, in collaboration with Roche, are conducting a Phase 1 clinical trial of AT-527 in healthy volunteers and we are planning several additional Phase 1 clinical trials, including clinical pharmacology studies required to support applications for regulatory approval.

On March 6, 2021 we announced favorable results from a Phase 1 clinical trial that evaluated 20 healthy volunteers who were randomized 1:1 to receive oral AT-527 550 mg twice daily (BID) or matching placebo for 5 days. The results demonstrated that AT-527 was well tolerated. In this Phase 1 clinical trial, there were no discontinuations, serious adverse events, clinically significant changes in vital signs, or electrocardiograms observed. The data also demonstrated that AT-511, the free base of AT-527, was rapidly absorbed, followed by fast and extensive stepwise metabolic activation ultimately to the active triphosphate metabolite AT-9010, reflected by plasma AT-273.  AT-527 550 mg BID led to fast attainment of steady-state levels of AT-273 within two days of dosing. Plasma levels of AT-273 were further used to predict lung concentrations of AT-9010 using a scaling factor of 1.2X which was previously determined based on in vivo tissue distribution of the triphosphate metabolite observed in cynomolgus monkeys. Beginning as early as three hours after the first dose, and maintained thereafter throughout the five days of dosing, predicted lung AT-9010 levels were consistently above the EC90 level of 0.5 µM that was required for in vitro inhibition of SARS-CoV-2 replication in cynomolgus monkeys.

Planned Phase 3 Global Clinical Development Program

Phase 3 Registrational Clinical Trial

We, together with Roche, are currently engaging with regulatory authorities in order to open a Phase 3 clinical trial of AT-527 in an outpatient setting (MORNINGSKY). This clinical trial is expected to enroll patients aged 18 years and older with mild or moderate COVID-19. The primary objective of the trial is expected to be evaluation of the efficacy of AT-527 compared to placebo by measuring the time to alleviation of symptoms (“TAS”), in patients with SARS-CoV-2 virus infection with mild or moderate disease. The primary endpoint of TAS is defined as the time when all COVID-19 symptoms are assessed and self-reported by the patient as none or mild for a duration of at least 24 hours. Patients will assess the severity of disease on a 4-point scale (with 0 indicating no symptoms, 1 mild symptoms, 2 moderate symptoms, and 3 severe symptoms).  We expect to enroll approximately 1,500 patients in this clinical trial.

Post-exposure Prophylaxis Clinical Trial

We, together with Roche, are also planning to conduct a randomized, double-blind, post-exposure prophylaxis Phase 3 clinical trial evaluating the reduction of direct transmission from SARS-CoV-2 infected patients (index case) to contacts.  In this outpatient clinical trial, we expect to enroll approximately 3,000 patients aged 18 years or older. Pending additional discussions with regulatory authorities, the primary endpoint is expected to be the proportion of participants who test positive by RT-PCR at predetermined timepoints.

Regulatory Strategy

To align on the most efficient regulatory pathway for AT-527 in COVID-19, we and Roche are engaging in discussions with the FDA and other regulatory authorities as we plan and implement the clinical trials described above.

Clinical Trial Material

We and Roche are currently conducting manufacturing campaigns at third-party contract manufacturers that are expected to result, when combined with our current drug tablet inventory, in an inventory of AT-527 275 mg and 550 mg tablets and matching placebo that is expected to satisfy the clinical trial material requirements for currently planned COVID-19 clinical trials. Additionally, we, together with Roche, are engaged, through our contract manufacturers, in the optimization of the synthetic process and formulation for commercial scale manufacture of AT-527 275 mg tablets. We are targeting availability of initial commercial supply of AT-527 beginning in 2022.

AT-752 for the Treatment of

Dengue

Background

Dengue, which is caused by a positive sense ssRNA virus belonging to the Flaviviridae family, is a mosquito-borne viral infection. Dengue causes flu-like symptoms in both children and adults and is spread through the bite of an infected mosquito. There are five dengue viral serotypes, and infection with one serotype does not produce immunity to another serotype. Thus, a person could be infected with dengue multiple times and reinfection typically results in a more severe disease. Symptoms include fever, eye pain, headache, swollen glands, rash, muscle pain, bone pain, nausea, vomiting, and joint pain, and last two to seven days post-infection.

Globally, three billion people, or roughly 40% percent of the world’s population, live in high-risk dengue areas, while up to 400 million are infected each year, resulting in 500,000 hospitalizations. The WHO has called dengue the most important mosquito-borne viral disease in the world. Although dengue rarely occurs in the continental United States, it is endemic in Puerto Rico, Southeast Asia, Latin America and the Pacific Islands, as shown in the map below. Seventy percent of the global disease burden for dengue is in Asia.

According to the Center for Disease Control (“CDC”), 5% of infected patients develop a life-threatening form of dengue called severe dengue. Those who develop severe dengue may have some or all of the following complications: severe abdominal pain, fatigue, severe bleeding, organ impairment, and plasma leakage. The mortality rate of severe dengue ranges between 12% and 44%, if left untreated. The global economic cost burden of dengue was estimated at $8.9 billion in 2013, with nearly 50% of the costs associated with hospitalizations.

Current treatment landscape

There are no FDA or EMA approved therapies indicated for the treatment of dengue. Current treatment protocols involve supportive care, including analgesics, judicious fluid replacement, and bed rest. In 2019, a vaccine, Dengvaxia developed by Sanofi Pasteur Inc. (“Sanofi”), was approved by the FDA for the prevention of disease caused by dengue virus serotypes 1, 2, 3 and 4 in children ages nine to 16 with laboratory-confirmed previous dengue infection and living in endemic areas.

Takeda Pharmaceuticals Co Ltd, (“Takeda”), is also advancing a dengue vaccine, TAK-003, which is in Phase 3 development. Primary endpoint analysis of its ongoing Phase 3 trial in children ages four to 16 years showed protection against virologically-confirmed dengue.

Our approach

We are developing AT-752, an oral, purine nucleoside prodrug product candidate for the treatment of dengue. AT-752 has shown potent activity against all serotypes tested in preclinical studies. AT-752 is designed to target the inhibition of the dengue viral polymerase. We also intend to explore the potential development of AT-752 as a prophylactic treatment for dengue, which we believe, if approved, could be directed at the travelers’ market. As a part of the Roche License Agreement, we agreed that we would not commercialize AT-752 outside the United States unless we enter into a separate commercialization agreement with Roche to do so.  We retain global rights to develop and manufacture AT-752 for the treatment of dengue.

Preclinical development

We have conducted preclinical studies of AT-752 in which we pre-treated AG129 mice with AT-752 (1000 mg/kg, p.o.) for four hours before subcutaneous inoculation with D2Y98P dengue strain and subsequent dosing of AT-752 twice daily (500 mg/kg, p.o.) for seven days, starting one hour post inoculation. This disease model, which ultimately resulted in fatal central nervous system sequelae, showed notable differences in overall health, survival, and viremia between AT-752-treated mice and mice that were treated with vehicle. As shown in the graphs below, viral RNA in serum was statistically significantly lower than control by day 6 and below the limit of detection (“LOD”) (LOD: 50 copies per m/L) on day 8, after seven days of drug treatment.

The antiviral activity of AT-281, the free base of AT-752, was evaluated under contract with the National Institutes of Health and Infectious Disease against a variety of flaviviruses. Huh-7 cells were infected with individual viral strains and exposed to serial dilutions of AT-281. A virally induced cytopathic effect (“CPE”), assay using a neutral red dye uptake endpoint or a virus yield reduction measurement using a standard endpoint dilution CCID50 assay was used to measure the antiviral EC50 or EC90 value, respectively. Uninfected cell controls concurrently exposed to drug were used to determine cytotoxicity (CC50) using the CPE assay. AT-281 demonstrated sub-micromolar potencies against all flaviviruses tested (summarized in the table below), with an EC90 of 0.64 µM against Dengue type 2 and an EC50 of 0.77 µM against Dengue type 3. No toxicity was detected for AT-281 up to the highest concentration tested (172 µM).

a	Selectivity index (CC50/EC90 or CC50/EC50)
b	EC50

Clinical development

Phase 1 Clinical Trial

We have initiated a randomized, double-blind, placebo-controlled Phase 1a trial to evaluate the safety and pharmacokinetics (“PK”) of several different dosages of AT-752 in 50 to 60 healthy adult subjects.

Following the completion of the Phase 1a trial, we expect to initiate in the second half of 2021 a Phase 1b trial of AT-752 in 60 to 80 adult subjects with dengue, to evaluate antiviral activity, safety and PK. Currently, we expect that the endpoints of the Phase 1b trial will include reductions in viral load, fever and time to clearance of non-structural protein 1.

We intend to pursue FDA expedited development and review programs for AT-752. Dengue is also defined as a tropical disease under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and therefore FDA approval of AT-752 for the treatment of Dengue may result in a tropical disease priority review voucher.

AT-787 for the Treatment of Hepatitis C

Hepatitis C virus (HCV)

Background

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis and needle sticks. Injection drug use accounts for approximately 60% of all new cases of HCV. Diagnosis of HCV is made through blood tests, including molecular tests that allow for the detection, quantification and analysis of viral genomes and the classification of an infection into specific viral genotypes. Hepatitis C becomes chronic Hepatitis C in 75% to 85% of cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven genotypes and 67 subtypes, with genotype 1 responsible for more than 70% of HCV cases in the United States. Patients with HCV are also classified by liver function status: compensated cirrhosis (liver scarring) denotes those patients that do not yet have impaired liver function, while decompensated cirrhosis describes patients with moderate to severe liver function impairment.

According to the WHO, an estimated 71 million people are chronically infected with HCV, a significant portion of which are likely to develop cirrhosis or liver cancer. Of those infected with HCV, only 20% are diagnosed and 2% are treated globally. The WHO estimates that 399,000 people died from HCV in 2016.

As shown in the table below, the CDC reported that new infections in the United States have increased substantially from 2011 to 2017 with the greatest increase in incidence occurring in individuals ages 20 to 39 years old.

Despite recent advances in treatment, there remains a large underserved HCV patient population which continues to grow. The CDC estimated the incidence of HCV in 2018 increased by 50,300 cases in the United States. It is estimated that a substantial global market for HCV therapeutics will exist to 2050 and beyond.

Current treatment landscape

No vaccine exists for the prevention of HCV, but several recently introduced oral antiviral therapeutics have boosted sustained virologic response rates to over 95% in a majority of patients, with treatment durations reduced to eight to 12 weeks depending upon the regimen and patient population. There are three classes of direct acting antiviral therapeutics, defined by their mechanism of action and therapeutic target: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B non-nucleos(t)ide polymerase inhibitors. A patient’s genotype, cirrhotic status, and prior treatment failures determine the appropriate antiviral therapeutic used in treatment. The two leading therapeutics for treatment of chronic HCV are:

•

Epclusa (sofosbuvir/velpatasvir): Epclusa was first approved by the FDA in 2016 for the treatment of adults with chronic HCV infection with any of genotypes one through six infection, either without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin. Patients on Epclusa require 12 weeks of treatment.

•

Mavyret (glecaprevir/pibrentasvir): Mavyret was first approved by the FDA in 2017 for the treatment of adults with chronic HCV with any of genotypes one through six infection, without cirrhosis or with compensated cirrhosis. Mavyret is also approved for HCV patients with genotype 1 infection who have been previously treated with a regimen either containing an NS5A inhibitor or an NS3/4A protease inhibitor (but not both). Mavyret was the first eight-week treatment approved for HCV genotypes one through six in adult patients without cirrhosis who have not been previously treated. In 2019, the FDA approved shortening the treatment duration from 12 weeks to eight weeks in treatment-naïve, compensated cirrhotic HCV patients across all genotypes one through six. Mavyret is not approved for use in patients with decompensated cirrhosis.

Our approach

We are developing AT-787 for the treatment of chronic HCV infection, including patients with decompensated cirrhosis. AT-787 combines AT-527 with a second-generation NS5A inhibitor, AT-777, into a single, oral, pan-genotypic fixed-dose combination therapy. Based on our preclinical and clinical data to date, we believe that AT-787, if approved, could offer the following potential benefits over currently available treatments:

•

Shorten treatment duration to eight weeks in non-cirrhotic and compensated cirrhosis HCV in all genotypes. Current HCV therapies typically require longer dosing in cirrhotic patients to achieve a sustained virologic response (“SVR”), that is close to, but often proportionally lower, than the SVR achieved with shorter treatment of non-cirrhotic patients.

•	Equivalent antiviral potency across all genotypes, regardless of cirrhotic status, including the difficult to treat genotype-3 population.
•	Obviate the need for extensive pretreatment assessments required by current treatment options, including genotyping, fibroscan (if cirrhosis is present), and liver function assessment.
•

Eliminate the need for ribavirin in patients with decompensated cirrhosis. Ribavirin, an antiviral first approved in 1986, carries several FDA boxed warnings, including the risk of hemolytic anemia and teratogenicity.

•

Well tolerated, with low potential for drug-drug interactions. Mavyret, which carries an FDA warning for cirrhotic patient treatment, is not to be prescribed for patients on atazanavir or rifampin, while Epclusa could cause a slow heart rate when taken with amiodarone.

Clinical development

We have completed two clinical trials of AT-527 for the treatment of chronic HCV infection.

Phase 1 clinical trial of AT-527

We conducted a Phase 1 trial to evaluate single and multiple doses of AT-527 as a single agent in healthy and HCV-infected subjects for up to seven days. All HCV-infected subjects were treatment-naïve with HCV RNA ≥ 5 log10 IU/mL. The objectives of the trial were to assess safety, tolerability, PK and antiviral activity.

The trial evaluated single oral doses of AT-527 up to 369 mg free base (400 mg salt form) in healthy subjects (Part A), single doses up to 600 mg salt form (553 mg free base) in non-cirrhotic HCV-infected subjects (Part B), and multiple doses up to 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic genotype 1b (“GT1”), HCV-infected subjects (Part C). Additional cohorts evaluated 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic genotype 3 (“GT3”), (Part D) and Child-Pugh A cirrhotic genotype 1b/3 (“GT1b/2”), HCV-infected subjects (Part E). The tables below show the dosage and mean maximum HCV RNA reductions for each treatment cohort.

A total of 88 subjects were dosed across all parts of the trial, with 72 subjects who received active drug and 16 subjects who received placebo. In this trial, AT-527 showed equivalent pan-genotypic antiviral activity in both cirrhotic and non-cirrhotic HCV infected patients. The mean HCV reduction within 24 hours after a single dose was up to 2.4 log10 IU/mL, and the mean maximum HCV RNA reduction after seven days of dosing with AT-527 at 553 mg free base was 4.6 log10 IU/mL. Data also showed a mean maximum HCV RNA reduction of 4.4 log10 IU/mL after seven days of dosing of AT-527 at 553 mg free base in non-cirrhotic genotype 1b (“GT1b”), HCV-infected subjects, and a mean reduction of 4.5 log10 IU/mL after seven days of dosing in non-cirrhotic GT3 HCV-infected subjects. The PK data in cirrhotic subjects was similar to non-cirrhotic subjects. Emax modeling predicted that a dose of 553 mg free base of AT-527 once daily would result in maximum viral load reduction.

Maximum HCV RNA change in Part B (single dose in non-cirrhotic, GT1 HCV-infected subjects)

Maximum Reduction (log10 IU/mL) AT-527 dosage (free base equivalent)	100 mg (92 mg) N=3	300 mg (277 mg) N=3	400 mg (369 mg) N=3	600 mg (553 mg) N=3
Mean ±SD*	0.8 ±0.153	1.7 ±0.564	2.2 ±0.391	2.3 ±0.255
Individual	0.6, 0.8, 0.9	1.1, 1.8, 2.2	1.8, 2.2, 2.5	2.1, 2.3, 2.6

Maximum HCV RNA change in Part C (multiple dose in non-cirrhotic, GT1 HCV-infected subjects)

Maximum Reduction (log10 IU/mL)	Placebo QD** x 7 days (N=6)	150 mg (138 mg) QD x 7 days (N=6)	300 mg (277 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	0.4±0.109	2.6±1.073	4.0±0.415	4.4±0.712
Individual	0.3, 0.3, 0.4, 0.4, 0.5, 0.6	1.7, 1.8, 1.8, 2.7, 3.0, 4.5	3.4, 3.7, 3.9, 4.2, 4.2, 4.5	3.5, 4.0, 4.1, 4.3, 5.2, 5.3

Maximum HCV RNA change in Part D (multiple dose in non-cirrhotic, GT3 HCV-infected subjects) and Part E (multiple dose in cirrhotic HCV-infected subjects)

Maximum Reduction (log10 IU/mL)	Part D – GT3	Part E – Cirrhotic
	600 mg (553 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	4.5±0.262	4.6±0.485
Individual	4.2, 4,4, 4.4, 4.5, 4.5, 5.0	GT1b: 4.0, 4.0, 4.5 GT2: 5.0 GT3: 4.8, 5.2

*	SD = standard deviation
**	QD = once daily

Phase 2 clinical trial of AT-527 in combination with an NS5A inhibitor

We conducted a Phase 2, open-label clinical trial to evaluate AT-527 in combination with daclatasvir, an approved commercially available HCV NS5A inhibitor, in HCV-infected subjects. Ten treatment-naïve, non-cirrhotic GT1 HCV-infected subjects received 553 mg free base AT-527 and 60 mg daclatasvir once daily for a period of eight or 12 weeks. The primary efficacy endpoint of the study was an SVR of 12, with secondary efficacy endpoints that included HCV RNA< Lower Limit Of Quantitation (“LLOQ”), and Target Not Detected (“TND”), by study visit, HCV RNA changes from baseline, alanine transaminase normalization in those who had elevated levels at baseline, virologic failure, and resistance-associated substitutions to either of the study drugs. All subjects completed the treatment period in the study, nine of whom received eight weeks of treatment and one of whom received 12 weeks of treatment. All subjects achieved an SVR of four, nine of whom received only eight weeks of treatment. As shown in the graph below, viral load decreased rapidly, with 70% of subjects achieving plasma HCV RNA < LLOQ by week 2 (and 50% achieving TND by week 2). We believe that the rapid early clearance of HCV RNA observed in this trial supports continued evaluation of AT-527 in shortened treatment regimens, ideally with a more potent, next-generation HCV NS5A inhibitor.

AT-527 Safety Results

There were no serious adverse events, dose-limiting toxicities or adverse events leading to trial discontinuation observed in our HCV Phase 1 or Phase 2 clinical trials of AT-527. The most common side effects observed were headache and small increases in blood lipid levels, with no consistent patterns in other reported effects. Most side effects were not severe and were not thought to be related to AT-527.

Planned clinical development

We have temporarily paused our development program for AT-787 in HCV infected patients, given industry-wide challenges in clinical studies during the COVID-19 pandemic. We expect to restart this program once the planned clinical trial sites are able to re-open and we elect to resume patient enrollment, starting with our Phase 1/2a clinical trial, which is designed to evaluate the safety and PK of different dosages of AT-777 in healthy adults and evaluate the combination of AT-527 and AT-777. We currently anticipate that this will occur in the second half of 2021. The Phase 1/2a clinical trial is comprised of two parts. Part A is a randomized, blinded, sequential-dose trial to evaluate the safety, tolerability and PK of AT-777 alone in up to 24 healthy volunteers. Part B is an open-label trial in up to 20 patients with HCV to evaluate AT-527 in combination with AT-777. The primary objectives of Part B are safety, antiviral activity and PK. Following the completion of the Phase 1/2a clinical, we anticipate commencing a Phase 2b clinical trial to further evaluate the antiviral activity and safety of AT-787, the fixed dose combination of AT-777 and AT-527.

AT-889 and Other Candidates for the Treatment of Respiratory Syncytial Virus (RSV)

Respiratory Syncytial Virus (RSV)

Background

RSV is a seasonal respiratory virus that can be serious for infants, older adults, and the immuno-compromised population. Although the virus is seasonal, the duration, peaks and severity of the virus vary each season. RSV, a negative ssRNA virus belonging to the Pneumoviridae subfamily of the Paramyxoviridae family, is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia (infection of the lungs) in children in the United States. Almost all children contract the RSV infection by their third year of life.

The primary symptoms of RSV infections include coughing, wheezing, fever, decreased appetite, and runny nose. In the United States, RSV infections generally occur during fall, winter and spring, but the timing and severity can vary from year to year and from region to region. Two different strains of the virus co-circulate each season, and RSV epidemics last from four to six months.

Globally, RSV affects 64 million people, according to the National Institutes of Health (the “NIH”), with annual mortality estimated at 160,000 deaths.  Three distinct patient populations are most significantly impacted by RSV.   These patient populations are:

•

Elderly:    Among the elderly, the CDC estimates that RSV is responsible for 177,000 hospitalizations in the United States. An estimated 14,000 annual deaths are caused by RSV in the United States in adults older than age 65.

•

Immunocompromised:    Globally, there are more than 50,000 hematopoietic stem cell transplants annually. Studies suggest that there is a significant risk of hospital mortality due to respiratory failure in immunocompromised patients with lower respiratory disease.

•

Children:    The NIH estimates that RSV results in 75,000 to 125,000 child hospitalizations in the United States. Globally, it is estimated that RSV results in 3.2 million hospital admissions in children younger than five years of age.

Current treatment landscape

Treatment for RSV typically focuses on supportive care, which can include nasal suction, fever management, hydration, and oxygen. The FDA approved aerosolized ribavirin in 1986 for the treatment of serious RSV infections in hospitalized children. However, ribavirin, a nucleoside analog, carries several safety concerns, including potential toxicity for exposed persons. Aerosolized ribavirin has not been approved for use in the elderly or immunocompromised populations.

In addition, the FDA approved Synagis (palivizumab) in 1998 for the prevention of lower respiratory tract disease caused by RSV in children at high risk of RSV disease. Synagis is administered as an injection every month during RSV season. Synagis has not been approved for treatment of RSV, nor is it indicated for use in populations other than children under 24 months of age.

Our approach

We are evaluating AT-889, an investigational second-generation nucleoside pyrimidine prodrug, and other compounds. Our development efforts in RSV have focused on two strategies: fusion inhibitors and replication inhibitors (both nucleoside and non-nucleoside). We believe AT-889 or one of our other candidates for RSV has the potential to inhibit both the initiation of viral replication, as well as viral transcription. We plan to develop our selected product candidate in both oral and parenteral dosage formulations.

Development history

We observed the antiviral potency and selectivity of AT-889 against RSV in in vitro cell-based assays. The EC50 to inhibit replication of the RSV (strain A Long) was 0.20 µM for AT-889. The concentration of AT-889 required to exhibit a CC50 of the host cells used in these assays was greater than 50 µM.

Development strategy

Currently, we are evaluating the antiviral activity of AT-889 and other compounds in in vitro studies to inform our selection of a lead candidate. Once chosen, we will assess the in vivo antiviral activity of such lead candidate in a small animal model, and conduct IND-enabling toxicology studies. Thereafter we intend to nominate a product candidate for clinical development. We anticipate nominating our product candidate and initiating the IND-enabling studies in the second half of 2021.

Roche License Agreement

In October 2020, we entered into the Roche License Agreement, with F. Hoffmann-La Roche Ltd and Genentech, Inc. in connection with AT-511, AT-527, their backup compounds (including AT-752) (the “Compounds”), products containing any Compound (the “Products”), and related companion diagnostics (the “Companion Diagnostics”).

Subject to the terms and conditions of the Roche License Agreement, we granted Roche (i) an exclusive, sublicensable, worldwide (excluding the United States) license to make, sell, import and export the Compounds, the Products and the Companion Diagnostics in all fields of use, except for certain hepatitis C virus use (the “Field”), (ii) a non-exclusive, sublicensable license to make, import and export the Compounds, the Products and the Companion Diagnostics in the Field in the United States and (iii) a non-exclusive, sublicensable license to research and develop the Compounds, the Products and the Companion Diagnostics in the United States. We also agreed that Roche would manufacture the commercial supply of AT-527. On February 22, 2021, we announced that Chugai Pharmaceutical Co., Ltd. in-licensed from Roche the exclusive right to develop and market AT-527 for the treatment of COVID-19 in Japan.

Subject to the terms and conditions of the Roche License Agreement, Roche granted us (i) an exclusive, sublicensable license to distribute, register and sell the Compounds and the Products in the United States, (ii) a non-exclusive, sublicensable license to research, develop, use, import, export and market the Compounds and the Products in the United States and (iii) a non-exclusive, sublicensable, worldwide (excluding the United States) license to research and develop the Compounds and the Products in the Field.

Subject to the terms and conditions of the Roche License Agreement, Roche and we will jointly develop certain Products including AT-527 for COVID-19 on a worldwide-basis and equally share the costs associated with such development activities. Atea remains responsible for, and alone will bear the costs associated with the development of AT-752 for dengue and other Retained Indications, as defined below.

Subject to the terms of the Roche License Agreement, we retain the sole right at our expense to develop, manufacture and commercialize the Compounds and the Products in the United States, and to develop and manufacture the Compounds and the Products outside of the United States, in each case, for the treatment of Dengue Fever, Japanese Encephalitis, West Nile Virus, Yellow Fever and/or Zika, or the (the “Retained Indications”). The parties will negotiate in good faith an amendment to the Roche License Agreement pursuant to which Roche may commercialize Products indicated for one or more Retained Indications outside of the United States, unless Roche offers such commercialization right to us. Neither Roche nor we may commercialize such Products outside of the United States until the parties agree to an amendment to the Roche License Agreement.

Subject to the terms of the Roche License Agreement, we also have a one-time option to request that Roche co-promote the Products, other than for the Retained Indications, in the United States on a Product-by-Product basis, such option to be exercised by us prior to the expected regulatory approval of each applicable Product.

As partial consideration of the rights we granted to Roche under the Roche License Agreement, Roche paid us an upfront payment of $350 million in November 2020. The Roche License Agreement further provides that Roche is obligated to pay us up to $330 million in the aggregate upon the achievement of certain development or regulatory milestone events; up to $320 million in the aggregate upon the achievement of certain sales-based milestone events; and tiered royalties based on annual net sales of the Products, such royalty percentages ranging between low double-digit and mid-twenties, subject to certain adjustments. Roche’s obligation to pay us royalty payments will continue, on a country-by-country and Product-by-Product basis, until the later of (1) 10 years from the first commercial sale of a Product in a country and (2) expiration of the last to expire patent rights that we own or control containing a composition of matter claim covering such Product in such country.

The Roche License Agreement will remain in effect until the expiration of all payment obligations to us. Roche has the right to terminate the Roche License Agreement for convenience in its entirety or on a Product-by-Product or country-by-country basis, (x) upon three months’ prior written notice if such notice is provided prior to the first commercial sale of the first Product and the parties are not conducting a certain prophylaxis study, in each case, pursuant to the terms of the Roche License Agreement, (y) if such notice is provided while the parties are conducting such prophylaxis study, upon the earlier of six months’ prior written notice or the completion of such prophylaxis study, but in no event earlier than three months’ prior written notice and (z) upon nine months’ prior written notice if such notice is provided on or after the first commercial sale of the first Product pursuant to the terms of the Roche License Agreement. Each party has the right to terminate the Roche License Agreement (i) in its entirety or on a country-by-country basis for the other party’s material breach of the terms of the Roche License Agreement, subject to a ninety-day cure period and (ii) for insolvency-related events involving the other party. Upon termination of the Roche License Agreement by Roche for the Company’s material breach or insolvency, the rights and licenses granted by each party to the other party will terminate. Upon termination of the Roche License Agreement by Roche for convenience or by us for Roche’s material breach, all rights and licenses granted by us to Roche will terminate, however, subject to the terms of the Roche License Agreement, we have the right to continue to develop and commercialize one or more terminated Products.

The Roche License Agreement also includes customary provisions regarding, among other things, confidentiality, intellectual property ownership, patent prosecution, enforcement and defense, representations and warranties, indemnification, insurance, and arbitration and dispute resolution.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical or clinical product candidates, nor do we have plans to develop or operate our own manufacturing operations in the future. Pursuant to the Roche License Agreement, we will exclusively rely on Roche to manufacture the commercial supply of AT-527 for the treatment of COVID-19, if approved. We currently rely upon third-party contract manufacturing organizations (“CMOs”), to produce our product candidates for both preclinical and clinical use. Although we rely on CMOs, we also have personnel with extensive manufacturing experience that can oversee the relationship with our manufacturing partners. We believe that any materials required for the manufacture of our product candidates could be obtained from more than one source.

Competition

As a clinical-stage biopharmaceutical company, we face competition from a wide array of companies in the pharmaceutical and biotechnology industries. These include both small companies and large companies with much greater financial and technical resources and far longer operating histories than our own. We may also compete with the intellectual property, technology, and product development efforts of academic, governmental, and private research institutions.

Our competitors may have significantly greater financial resources, established presence in the market, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing, and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, and may commercialize products more quickly than we are able to.

We are aware of the following competitors in the areas that we are initially targeting:

SARS-CoV-2

Many therapies and vaccines are approved, authorized for use or being investigated for the treatment of COVID-19 in the United States, including:

•

Veklury, remdesivir (Gilead Sciences, Inc.), a RdRp inhibitor is approved by the FDA for the treatment of hospitalized adult and pediatric patients 12 years and older. Additionally, the FDA has granted an emergency use authorization for the treatment of hospitalized pediatric patients under the age of 12 with suspected or confirmed COVID-19.

•	REGN-COV2 (Regeneron Pharmaceuticals, Inc.), an antibody cocktail authorized for emergency use by the FDA.
•	LY-CoV555 and LY-CoV016 (Eli Lilly and Company), a neutralizing antibody program for which Eli Lilly received emergency use authorization from the FDA.
•

VIR-7831 and VIR 7832 (Vir Biotechnology Inc./GlaxoSmithKline), each an antibody designed for monotherapy currently in clinical development. An application to approve the emergency use of VIR-7831 has been submitted to the FDA.

•	Molnupiravir (Ridgeback Biotherapeutics LP/Merck & Co., Inc.), a nucleoside analog is in Phase 2/3 clinical trials.
•	Ensovibep (MP04020) and MP0423 (Molecular Partners AG and Novartis AG) each multi targeted direct acting antiviral candidates in clinical development.
•	PF-00835321, (Pfizer Inc.), a protease inhibitor.
•	CPI-006 (Corvus Pharmaceuticals), an immunomodulatory antibody in clinical development.
•	Moderna Inc., Pfizer-BioNtech and Johnson & Johnson have each received emergency use authorization from the FDA and certain other health authorities for COVID 19 vaccines.
•

Additional companies working on investigational vaccines or treatments include Novavax, Inc., Inovio Pharmaceuticals, Inc., Biogen Inc., CanSino Biologics Inc., AbbVie Inc., Sanofi, AstraZeneca, Merck & Co., Inc., Aligos Therapeutics, Inc., Ennanta Pharmaceuticals, Inc., Arbutus Biopharma Corporation and Translate Bio Inc.

The potential treatments and vaccines for COVID-19 continues to evolve. The list above addresses the products or product candidates approved or authorized for emergency use in the United States as of the date of this Annual Report on Form 10-K that we believe could be the most competitive with AT-527, but is not a comprehensive list of every treatment or vaccine that is in development for COVID-19.

Dengue Virus

At this time, there are no FDA- or EMA-approved treatments for dengue, and we are not aware of any potential therapeutics in development for treatment of dengue. Dengvaxia, marketed by Sanofi, was approved in 2019 by the FDA for prevention of dengue in individuals ages nine to 16 with a laboratory-confirmed previous dengue infection and living in endemic areas. Takeda is also advancing TAK-003, which is in Phase 3 development, as a vaccine for dengue.

HCV

FDA-approved treatments for patients with chronic HCV include Epclusa marketed by Gilead Sciences, Inc. and Mavyret, marketed by AbbVie Inc. We are also aware of an investigational agent for HCV, currently in Phase 2 testing, being developed by Cocrystal Pharma Inc.

RSV

Supportive care is the most common course of care for RSV and includes oxygen, fluid management, bronchodilators, and corticosteroids. Ribavirin, approved in 1986, is used to treat severe cases of RSV infection, but carries significant side effects and risks associated with its use, especially in infants. Synagis (palivizumab), marketed by Swedish Orphan Biovitrum AB in the United States and AstraZeneca plc outside of the United States, is an FDA-approved, seasonal monoclonal antibody injection given monthly to help protect high-risk infants from severe RSV. Synagis is not approved as a treatment for RSV.

At this time, we are aware of investigational agents for the treatment of RSV being developed by Janssen Pharmaceuticals, Inc., Enanta Pharmaceuticals Inc., ReViral Ltd, and Ark Biosciences Inc.

Commercialization

Given the stage of development of our lead asset, we have not yet invested in a commercial infrastructure or distribution capabilities. We believe that the commercialization of AT-527 in the United States could be achieved by a small Atea team across sales, marketing, reimbursement and other commercial activities. While we currently plan to establish our own commercial organization in the United States and potentially in other selected markets, we continue to consider and evaluate in each market the potential advantages and enhancements of our commercial capabilities that may be realized as a result of a collaboration between us and a pharmaceutical or other company, as we have recently done through the Roche License Agreement. In connection with AT-527 for the treatment of COVID-19, we have a one-time option to request Roche co-promote AT-527 in the United States.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our nucleotide therapeutic products for viral diseases, including our purine nucleotide compounds for SARS-CoV-2, dengue fever and HCV. We seek to protect our proprietary compounds and methods of treatment for viral diseases using our nucleotide compounds, alone and in combination with other therapeutic agents, in addition to dosage forms, dosing regimens and formulations for their administration. We also seek protection on the manufacturing process for the production of our nucleotide compounds. Our success also depends on our ability to operate without infringing, misappropriating or otherwise violating on the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights.

Our policy is to seek to protect our proprietary position by filing U.S. and foreign patent applications covering our proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. In addition, we currently plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the United States, Europe and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the United States, Europe and other countries that provide a period of regulatory data exclusivity to compensate for the time required for regulatory approval of our drug products.

As of December 31, 2020, we are the sole owner of nine patent families covering our product candidates and proprietary nucleotide compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of  December 31, 2020, on a worldwide basis, includes 132 granted or pending patent applications with ten issued U.S. patents, four allowed U.S. non-provisional application, five pending U.S. non-provisional applications, 14 pending U.S. provisional applications, one pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), and 98 pending or granted patent applications that have entered the national phase of prosecution in countries outside the United States.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the U.S. Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent covering an approved drug or its method of use may be extended, and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Current issued patents and patent applications covering the composition of matter for our present clinical candidates AT-511, AT-527, AT-281 (the free base of AT-752), and AT-752 will expire on dates ranging from 2036 to 2038, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current patent applications covering the use of AT-511 and AT-527 for the treatment of SARS-CoV-2 will expire on dates ranging from 2037 to 2041, if the applications (including non-provisional applications filed on the basis of provisional applications) are issued and held valid by a court of final jurisdiction if challenged. Current issued patents and patent applications covering the use of AT-511 and AT-527 for the treatment of HCV will expire on dates ranging from 2036 to 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current patent applications covering the use of AT-281 and AT-752 for the treatment of dengue fever will expire on a date in 2037, if the applications are issued and held valid by a court of final jurisdiction if challenged.

Current patent applications covering the composition of matter for our present HCV combination drug clinical candidate AT-787 will expire on a date in 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current patent applications covering the use of AT-787 for the treatment of HCV will expire on dates ranging from 2036 to 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged.

However, any of our patents, including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the United States and other jurisdictions may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The pharmaceutical and biotechnology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our nucleotide compounds and the use of these compounds will depend on our success in enforcing patent claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. For more information regarding risks relating to intellectual property, see Part I, Item 1A. “Risk Factors—Risks Related to Intellectual Property.”

Our patent families, as of December 31, 2020, are further described below.

AT-511 and AT-527

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, AT-527), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of eight issued U.S. patents (U.S. Pat. Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673; 10,875,885; ) and one pending U.S. application covering AT-511 or a pharmaceutically acceptable salt thereof and its pharmaceutical compositions. This patent family is now also in the national stage of prosecution in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the European Patent Office (“EPO”), Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers AT-527, pharmaceutical compositions, and methods to treat HCV using AT-527. This family includes issued U.S. patent (U.S. Pat. No. 10,519,186), two allowed applications (US 2020-0087339 and US 2020-0331954), and one pending U.S. application covering AT-527, pharmaceutical compositions, and methods to treat HCV using AT-527. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a third patent family that discloses methods for the treatment of SARS-CoV-2 using AT-511 or AT-527. This family includes seven provisional U.S. applications. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of these provisional patent applications, if valid and enforceable, is 2041, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws. We also filed a U.S. normal application with the U.S. PTO under its COVID-19 Prioritized Examination Pilot Program to advance out of turn patent applications covering methods to treat COVID-19 that are currently under review by the FDA. This patent granted as U.S. Patent No. 10,874,687 on December 29, 2020. A continuation application claiming priority to the ‘687 patent is pending. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of U.S. Patent No. 10,874,687, if valid and enforceable, is 2040, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a fourth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Coronaviridae viral infection. This family consists of two allowed applications (US 2019-0201433 and US 2020-0222442) and is currently in the national phase of prosecution in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia, Singapore, Thailand, Vietnam, and South Africa. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a fifth patent family that discloses the use of AT-511 and AT-527 for the treatment of HCV in patients with cirrhosis of the liver. This family includes one pending U.S. application. This family is currently in the national phase of prosecution in China, the EPO, Japan, Korea, Russia, and Taiwan. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a sixth patent family that describes methods to treat SARS-CoV-2 virus. This family consists of one U.S. application. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under U.S. or other national laws. We also own a seventh patent family that discloses methods for manufacturing AT-511 and AT-527. This family consists of two provisional U.S. applications. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of these provisional patent applications, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under U.S. or other national laws.

We also own an eighth patent family that discloses new commercial scale processes for the manufacture of AT-511 and AT-527. This family consists of four U.S. provisional applications. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2041, without regard to any adjustments of term that may be available under U.S. or other national law.

AT-787

We own a ninth patent family that discloses the combination of AT-511 or AT-527 and AT-777 (i.e., AT-787) for the treatment of HCV. This family includes one pending U.S. application, one international application filed under the PCT (PCT/US19/64522), one patent application in Taiwan, and one patent application in Argentina. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

AT-281 and AT-752

The first patent family described above also describes AT-281, a pharmaceutically acceptable salt thereof (for example, AT-752) and pharmaceutical compositions of AT-281 or a pharmaceutical salt thereof and their use to treat HCV infection.

The second patent family described above also describes AT-752 and pharmaceutical compositions of AT-752. One of these pending U.S. application in this patent family covers AT-752 and pharmaceutical compositions of AT-752.

The fourth patent family described above also includes a disclosure of the use of AT-281 or a pharmaceutically acceptable salt thereof for the treatment or prevention of an RNA viral infection, including dengue fever, yellow fever, and Zika virus in addition to the treatment and prevention of a Coronaviridae viral infection. Therefore, we have three patent families that describe AT-281 or AT-752 and methods of treatment for viral infections using AT-281 or AT-752.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application (“NDA”), process before it may be legally marketed in the United States.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the FDCA and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical site before each trial may be initiated;
•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practice requirements (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of an NDA after completion of all pivotal trials;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•	FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1:    The product candidate is initially introduced into healthy human subjects, in some cases, patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2:    The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3:    The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

While the IND is active and before approval, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the sponsor must resubmit the NDA or, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations or restrictions on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Emergency Use Authorization

An Emergency Use Authorization (“EUA”), is a mechanism to facilitate the availability and use of medical countermeasures, during public health emergencies, such as the current COVID-19 pandemic. Under an EUA, FDA may allow the use of unapproved medical products, or unapproved uses of approved medical products in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or conditions when certain statutory criteria have been met, including that there are no adequate, approved, and available alternatives. Once submitted, FDA will evaluate an EUA request and determine whether the relevant statutory criteria are met, taking into account the totality of the scientific evidence about the drug that is available to FDA. EUAs can be terminated, revoked or reissued, depending on the state of the public health emergency and new data about the drug.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a fast track product, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

Any marketing application for a drug submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A drug is eligible for priority review if it is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, a product candidate may be eligible for accelerated approval. Product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials to verify the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

The Food and Drug Administration Safety and Innovation Act established a category of drugs referred to as “Breakthrough Therapies” that may be eligible to receive Breakthrough Therapy designation. A sponsor may seek FDA designation of a product candidate as a “Breakthrough Therapy” if the product is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same drug if relevant criteria are met. If a product is designated as Breakthrough Therapy, the FDA will work to expedite the development and review of such drug.

Fast Track designation, Breakthrough Therapy designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Tropical Disease Priority Review Voucher Program

In 2007, Congress authorized the FDA to award priority review vouchers (“PRVs”), to sponsors of certain tropical disease product applications. The FDA’s Tropical Disease Priority Review Voucher Program is designed to encourage development of new drug and biological products for the prevention and treatment of certain tropical diseases affecting millions of people throughout the world. Under this program, a sponsor who receives an approval for a drug or biologic for the prevention or treatment a tropical disease that meets certain criteria may qualify for a PRV that can be redeemed to receive priority review of a subsequent NDA or Biologics License Application (“BLA”), for a different product. The sponsor of a topical disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor of an NDA or BLA. The FDCA does not limit the number of times a priority review voucher may be transferred before the voucher is used.

For a product to qualify for a PRV, (i) the sponsor must request approval of the product for the prevention or treatment of a “tropical disease” listed in Section 524 of the FDCA, (ii) the product must otherwise qualify for priority review, and (iii) the product must contain no active ingredient (including any salt or ester of an active ingredient) that has been approved by the FDA in any other NDA or BLA. The Food and Drug Administration Reauthorization Act of 2017 made further changes to the eligibility criteria for receipt of a tropical disease PRV under this program. Specifically, applications submitted after September 30, 2017 must also contain reports of one or more new clinical investigations (other than bioavailability studies) that were essential to the approval of the application and conducted or sponsored by the sponsor. We are currently developing AT-752 for the treatment of Dengue, which is listed in Section 524 of the FDCA as a disease qualifying for a tropical disease PRV. Accordingly, if AT-752 is approved by the FDA for the prevention or treatment of Dengue, we may receive a tropical disease PRV, provided that AT-752 otherwise meets the statutory criteria for receipt.

Post-approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon drug manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks, or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters, or untitled letters;
•	clinical holds on clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products;
•	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•	mandated modification of promotional materials and labeling and the issuance of corrective information;
•	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict marketers’ communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing exclusivity

Marketing exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials. In addition, orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, and physician payment transparency laws and regulations as well as similar foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the United States, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product that receives approval. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development. Additionally, decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

U.S. Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There remain judicial and political challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (the “Texas District Court Judge”), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit affirmed the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, although it remains unclear how and when the Court will make a decision. In addition, it is unclear how any other efforts to repeal, replace or challenge the ACA will impact the law.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. The likelihood of success of these and other measures initiated by the former Trump administration is uncertain.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

Government Regulation Outside of the United States

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials of drug products as well as the approval, manufacture and distribution of our product candidates. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical studies, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Human Capital Resources

As of March 29, 2021, we had 39 full-time employees, including 13 employees with M.D. or Ph.D. degrees. Of these full-time employees, 25 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resource priorities include attracting, recruiting, retaining, incentivizing and integrating our existing and new employees. The principal purpose of our competitive equity and cash compensation and benefits programs is to promote and support these priorities. We consider our human capital resources strategy to be comprehensive and built to foster our core way of working which is grounded on the principles of scientific rigor in a collaborative, entrepreneurial, and results-oriented manner. We plan to continue to evaluate our suite of human capital resources as we grow.

Organization

Atea Pharmaceuticals, Inc. was incorporated in July 2012 and began principal operations in March 2014. The Company is located in Boston, Massachusetts. Atea Pharmaceuticals Securities Corporation, a

Massachusetts corporation incorporated in 2016, is a wholly owned subsidiary of Atea Pharmaceuticals, Inc

Available Information

We file electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at https://ateapharma.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position

Executive Officers

Jean-Pierre Sommadossi, Ph.D.	65	President and Chief Executive Officer and Chairman of the Board of Directors

Andrea Corcoran	58	Chief Financial Officer, Executive Vice President, Legal and Secretary

Janet Hammond, M.D., Ph.D.	61	Chief Development Officer

Maria Arantxa Horga, M.D.	52	Chief Medical Officer

John Vavricka	57	Chief Commercial Officer

Wayne Foster	52	Senior Vice President, Finance and Administration

Directors

Franklin Berger (1)(2)	71	Director (Lead Director)

Isaac Cheng, M.D.	45	Director

Barbara Duncan (1)(3)	56	Director

Andrew Hack, M.D., Ph.D. (1)	47	Director

Bruno Lucidi (2)	61	Director

Polly A. Murphy, D.V.M., Ph.D. (3)	56	Director

Bruce Polsky, M.D. (2)(3)	66	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Jean-Pierre Sommadossi, Ph.D., is the founder of our company and has served as our President and Chief Executive Officer and as Chairman of our Board since July 2012. Prior to that, he co-founded and held several roles at Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2010, including Principal Founder and Chief Executive Officer and Chairman. Dr. Sommadossi also co-founded Pharmasset, Inc., a biopharmaceutical company, in 1998. Dr. Sommadossi also serves on the board of directors of ABG Acquisition Corporation since February 2021 and as the Chairman of the board of directors of Kezar Life Sciences, Inc., a biopharmaceutical company, since June 2015, Chairman of the board of directors of Panchrest, Inc., a marketing authorized representative in healthcare, since 2013, Chairman of the board of directors of Biothea Pharma, Inc., a biotechnology company since 2015.  Dr. Sommadossi also serves as a member of the board of directors of The BioExec Institute since 2004 and as member of the Harvard Medical School Discovery Council since 2010.   Previously, Dr. Sommadossi served as Vice Chair of the board of directors of Rafael Pharmaceuticals, Inc., a biopharmaceutical company, from October 2016 to November 2020 and as Chair of the board of directors of PegaOne, Inc., a biopharmaceutical company from September 2020 to January 2021.  Dr. Sommadossi received his Ph.D. and Pharm.D. degrees from the University of Marseilles in France. We believe that Dr. Sommadossi’s extensive scientific, operational, strategic and management experience in the biotech industry qualifies him to serve on our Board.

Andrea Corcoran has served as our Chief Financial Officer since October 2020, our corporate Secretary since September 2014 and our Executive Vice President, Legal and Administration since December 2013. Prior to joining us, Ms. Corcoran served as Senior Vice President, Strategy and Finance at iBio, Inc., a biotechnology company, from 2011 to 2012, as General Counsel and Secretary at Tolerx, Inc., a biopharmaceutical company, from 2007 to 2011, and as Executive Vice President of Idenix Pharmaceuticals, Inc. from 1998 to 2007. Ms. Corcoran received her J.D. from Boston College Law School and her B.S. from Providence College.

Janet Hammond, M.D., Ph.D., has served as our Chief Development Officer since August 2020. Prior to joining us, Dr. Hammond served at AbbVie, Inc., a biopharmaceutical company, from November 2016 to August 2020 as Vice President and Therapeutic Area Head for General Medicine and Infectious Disease Development and at F. Hoffmann-La Roche from March 2011 to November 2016 as Senior Vice President, Global Head of Infectious Diseases and Head of Pharmaceutical Research and Early Development China. Dr. Hammond received her M.D. and Ph.D. from the University of Cape Town, South Africa, and her Sc.M. in Clinical Investigation from Johns Hopkins University School of Hygiene and Public Health.

Maria Arantxa Horga, M.D., has served as our Chief Medical Officer since January 2021 and previously served as our Acting Chief Medical Officer since October 2020 and as Executive Vice President, Clinical Sciences since August 2020. Prior to joining us, Dr. Horga served as Vice President, Pharmacovigilance and Medical Affairs at Biohaven Pharmaceuticals from October 2019 to August 2020. Prior to that, Dr. Horga served as Vice President, Global Head of Clinical Program Execution, Site Head of the Roche NY Innovation Center from July 2017 to August 2019, and as Global Head of Translational Medicine, Infectious Diseases at F. Hoffmann-La Roche from 2012 to 2016. Dr. Horga received her M.D. from the Santander School of Medicine, and completed her residency in Pediatrics and a fellowship in Pediatric Infectious Diseases at the Mount Sinai School of Medicine.

John Vavricka has served as our Chief Commercial Officer since October 2018. Prior to joining us, Mr. Vavricka cofounded Biothea Pharma, Inc., a biotechnology company, in 2015, and was the Founder, Chief Executive Officer and President of Iroko Pharmaceuticals, Inc., a global pharmaceuticals company, from 2007 to 2015. Mr. Vavricka received his B.S. from Northwestern University.

Wayne Foster has served as our Senior Vice President, Finance and Administration since December 2019. Prior to joining us, Mr. Foster served as Vice President of Finance at Mersana Therapeutics, Inc., a biopharmaceutical company, from January 2012 to September 2019. Mr. Foster received his B.B.A. from the University of Massachusetts Amherst.

Directors

Franklin Berger has served as a member of our Board since September 2019. Mr. Berger is a consultant to biotechnology industry participants, including major biopharmaceutical firms, mid-capitalization biotechnology companies, specialist asset managers and venture capital companies, providing business development, strategic, financing, partnering, and royalty acquisition advice. Mr. Berger is also a biotechnology industry analyst with experience in capital markets and financial analysis and a Founder and Managing Director at FMB Research. Mr. Berger also serves on the board of directors of BELLUS Health, Inc. since May 2010, ESSA Pharma Inc. since March 2015, Proteostasis Therapeutics, Inc. since February 2016, Kezar Life Sciences, Inc. since January 2016, and Five Prime Therapeutics, Inc. since October 2014. Mr. Berger previously served on the board of directors of Tocagen, Inc. from October 2014 to December 2020. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Isaac Cheng, M.D., has served as a member of our Board since March 2019. Dr. Cheng is an investment professional at the Morningside Technology Advisory, LLC, which advises as to venture capital and private equity opportunities. Dr. Cheng served on the board of directors of NuCana PLC from May 2017 to March 2020 and Liquidia Technologies, Inc., from January 2010 to January 2018. Dr. Cheng received his M.D. and B.S. from the Tufts University School of Medicine. We believe Dr. Cheng is qualified to serve on our Board due to his financial expertise, experience as a venture capitalist, industry experience and his experience in serving on the board of directors of public and private life sciences companies.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Ms. Duncan serves as Chair of the board of directors of Fusion Pharmaceuticals Inc. since November 2021 and on the board of directors of Jounce Therapeutics, Inc. since June 2016, Adaptimmune Therapeutics plc since June 2016, ObsEva S.A. since November 2016, and Ovid Therapeutics, Inc. since June 2017. Previously, Ms. Duncan served on the boards of directors of Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, and Aevi Genomic Medicine, Inc., from June 2015 through January 2020. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her experience in the biotechnology industry and with public companies.

Andrew Hack, M.D., Ph.D., has served on our Board since May 2020. Dr. Hack is a Partner and Managing Director of Bain Capital Life Sciences, a private equity fund that invests in biopharmaceutical, specialty pharmaceutical, medical device, diagnostics, and enabling life science technology companies globally. From July 2015 to March 2019, Dr. Hack served as Chief Financial Officer of Editas Medicine, Inc. From May 2011 to June 2015, Dr. Hack was a portfolio manager at Millennium Management LLC, an institutional asset manager, where he ran a healthcare fund focused on biotechnology, pharmaceutical, and medical device companies. From December 2008 to May 2011, Dr. Hack was a healthcare analyst at HealthCor Management, L.P., a registered investment advisor. Prior to December 2008, Dr. Hack served as a healthcare analyst for hedge fund Carlyle-Blue Wave Partners and as principal of the MPM BioEquities Fund, a hedge fund that was affiliated with MPM Capital. Dr. Hack began his investment career covering the biotechnology sector at investment banks Banc of America Securities LLC and Rodman & Renshaw, LLC.  Previously, Dr. Hack was Director of Life Sciences and co-founder of Reify Corporation, a life science tools and drug discovery company. Dr. Hack also serves as a director of Affinivax, Inc., Allena Pharmaceuticals, Inc., BCLS Acquisition Corp., Dynavax Technologies, Inc., Imperative Care, Inc., JenaValve Technology, Inc., Mersana Therapeutics, Inc. and Xilio Therapeutics, Inc. Dr. Hack received his B.A. in biology with special honors from the University of Chicago, where he also received his M.D. and Ph.D. We believe Dr. Hack is qualified to serve on our Board due to his extensive financial and investment experience in the life sciences industry.

Bruno Lucidi has served as a member of our Board since September 2014. Mr. Lucidi is a Life Sciences Expert at Wallonia Trade and Foreign Investment Agency. From October 2017 to September 2019, Mr. Lucidi was Chief Executive Officer at AgenTus Therapeutics, a pre-clinical stage biopharmaceutical company. Mr. Lucidi was trained in Oncology at the Gustave Roussy Institute, Villejuif, France, in Marketing and Strategic Management of Companies at the Ecole Superieure de Commerce, Paris,

France, and in Finance, Merger and Acquisitions at the Investment Banking Institute in New York. We believe Mr. Lucidi is qualified to serve on our Board due to his extensive experience in the life sciences industry.

Polly A. Murphy, D.V.M., Ph.D. has served as a member of our Board since August 2020. Dr. Murphy has served    as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Since September 2008, Dr. Murphy has served at Pfizer, Inc., most recently as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development Pfizer Oncology Business Unit from June 2017 to December 2018 and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

Bruce Polsky, M.D., has served as a member of our Board since November 2014. Dr. Polsky is the chair of the Department of Medicine at NYU Langone Hospital – Long Island in Mineola, New York, where he has practiced since 2015. He also serves as professor and Chair of the Department of Medicine at NYU Long Island School of Medicine and as an Associate Dean at NYU Long Island School of Medicine. Dr. Polsky is a leading clinical virologist who played an active role in clinical investigations of HIV/AIDS, HBV, HCV and other viral infections. From 1998 to 2015, Dr. Polsky was at Mount Sinai St. Luke’s and Mount Sinai Roosevelt Hospitals, where he served as Chair of the Department of Medicine and as Chief of the Division of Infectious Diseases, among other positions. Dr. Polsky received his M.D. from Wayne State University. We believe Dr. Polsky is qualified to serve on our Board due to his extensive clinical experience in the life sciences industry.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to COVID-19

There is significant uncertainty around our development of AT-527 as a potential treatment for COVID-19.

Our development of AT-527 for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of AT-527 as a potential treatment for COVID-19.  We, together with our collaborator Roche, anticipate initiating a Phase 3 clinical trial in the second quarter of 2021 to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting.  Currently, we are evaluating AT-527 for the treatment of patients with mild to moderate COVID-19 in two Phase 2 clinical trials.  Additionally, we are conducting a Phase 1 clinical trial in healthy volunteers and have additional Phase I clinical trials planned.  We have committed and plan to continue to commit significant financial and personnel resources to the development of AT-527 as a potential treatment for COVID-19. If we are unable to successfully develop AT-527 for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing AT-527 as a potential treatment for COVID-19, which could have a material adverse impact on our business. If the data from our Phase 2 clinical trials are not supportive of further development of AT-527 as a treatment for COVID-19 or the investor community has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while there is currently an urgent need for a treatment for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided.  If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a treatment could decrease significantly. If the need for a treatment decreases before or soon after commercialization of AT-527, if approved, or other treatments for COVID-19 are developed before AT-527, our business could be adversely impacted.

We may expend resources in anticipation of clinical trials and potential commercialization of AT-527, which we may not be able to recover if AT-527 is not approved for the treatment of COVID-19 or we are not successful at commercializing AT-527.

We believe that there is an urgent unmet need for effective orally administered COVID-19 treatments particularly for patients in the outpatient setting. Accordingly, if the data from our ongoing and planned clinical trials of AT-527 in COVID-19 patients are positive, we may pursue certain expedited development, review and approval programs offered by the U.S. Food and Drug Administration (“FDA”) to sponsors of drugs designed to treat serious diseases and conditions. These programs may offer the potential for a more rapid approval and commercialization process than traditional FDA review pathways. In order to prepare for the possibility that we may be required to develop and rapidly commercialize AT-527, we may enter into agreements with, and make payments to contract manufacturing organizations (“CMOs”), third parties we are engaging to assist us in the potential commercialization of AT-527, and other third parties prior to obtaining any approval to market AT-527 for the treatment of COVID-19. As a result, we may not be able to recover these costs if AT-527 is not approved for the treatment of COVID-19, which could have a material adverse effect on our business.

We currently expect that the market for a treatment for COVID-19 will be large, and we cannot be certain that Roche, our exclusive supplier of AT-527 commercial product for COVID-19, will be able to satisfy commercial demand for AT-527, if approved. If AT-527 is approved and we are unable to meet commercial demand, we may not be able to fully capitalize on our development of AT-527, which could have an adverse effect on our business.

Furthermore, we have never commercialized a product and may not be successful in establishing the capabilities required for commercialization. In order to commercialize AT-527, we are developing commercial capabilities. If we do not obtain approval for AT-527, we will have expended those resources prematurely, and our business could be adversely affected.

There has also been significant media coverage regarding the pricing of any vaccine or treatment for COVID-19. For example, Gilead Sciences, Inc. came under scrutiny regarding its pricing of Veklury (remdesivir), after having donated the initial supply of the drug. Pricing for drugs to treat COVID-19 continues to evolve, and we cannot be certain of the factors that will determine the sales price of AT-527, if approved. If we are unable to sell AT-527 at a sufficient price point, our ability to commercialize AT-527, if approved, may be adversely affected.

AT-527 may face significant competition from vaccines and other treatments for COVID-19 that are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in October 2020, the FDA approved the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and in November 2020 the FDA granted Regeneron an emergency use authorization for the use of casirivimab and imdevimab, administered together, for the treatment of mild to moderate coronavirus COVID-19 in adult and certain pediatric patients with positive results of direct SARS-CoV-2 viral testing who are at high risk for progressing to severe COVID-19 and/or hospitalization. In the same month, FDA granted Eli Lily emergency use authorization for bamlanivimab for the treatment of mild to moderate COVID-19 in adult and certain pediatric patients.  In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been recently authorized for emergency use.  In December 2020, the FDA granted authorization for emergency use for vaccines from Pfizer Inc. and BioNTech and Moderna, Inc. each of which announced clinical trial results showing that their respective vaccine candidate was found to be more than 90% effective in preventing COVID-19 during such trials and in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen

Pharmaceutical Company. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. For example, molnupirvir, an orally administered direct-acting antiviral, which is being developed by Merck and Ridgeback Biotherapeutics is currently in Phase 2/3 development in both outpatient and hospital settings.   Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If any other company develops treatments more rapidly or effectively than we do, develops a treatment that becomes the standard of care, develops a treatment at a lower cost, or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize AT-527 for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations.

The COVID-19 pandemic may materially and adversely affect our business and financial results.

In December 2019, SARS-CoV-2 surfaced in China. Since then, COVID-19 has spread globally. In the United States, travel bans and government stay-at-home orders caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have contributed to an economic downturn in the United States. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. These measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial of AT-787 for the treatment of hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted. As certain countries have reopened, they have experienced a new surge of infection and have in some areas reinstated stay at home and other containment measures. Efforts to re-open are likely to take a significant amount of time, require additional resources to implement social-distancing and other containment measures, or may not be successful.

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

The COVID-19 pandemic may materially and adversely affect our clinical trials.

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

For example, our HCV program was delayed when clinical trial sites conducting our Phase 1/2a trials closed, and our other development programs may be delayed or otherwise negatively impacted. As a result, the expected timeline for data readouts of our clinical trials and certain regulatory submissions will likely be negatively impacted, which would adversely affect and delay our ability to seek regulatory approvals for our product candidates, increase our operating expenses, and have a material adverse effect on our financial condition. Moreover, SARS-CoV-2 is a novel pathogen, and information regarding the emergence of viral variants, and the symptoms, progression, and transmission of COVID-19 continues to rapidly evolve, which may present additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to AT-527 or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to AT-527 could delay or prevent its regulatory approval, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant operating losses since our inception, including operating losses of $11.0 million, $14.6 million and $9.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $65.2 million. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities.

We expect to continue to incur significant additional operating losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products. In order to obtain FDA approval to market any product candidate in the United States, we must submit to the FDA a New Drug Application (“NDA”) demonstrating to the FDA’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve or maintain profitability. Our expenses will also increase substantially if or as we:

•

initiate additional clinical trials of our most advanced product candidate, AT-527, including our anticipated Phase 3 global clinical development program and progress our ongoing Phase 2 clinical trials for the treatment of patients with moderate COVID-19 and our current and planned Phase 1 clinical trials in healthy volunteers;

•

advance the development of our other product candidates, including resuming our Phase 1/2a clinical trial of AT-787 for the treatment of HCV, which has been delayed due to the COVID-19 pandemic, and a Phase 1 clinical trial of AT-752 for the treatment of dengue, and the preclinical development of our other product candidates, including AT-899 and other product candidates for the treatment of RSV;

•	continue to discover and develop additional product candidates;
•	seek regulatory and marketing approvals for product candidates that successfully complete clinical trials, if any;
•	establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval, if any;
•

establish a sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval, if any, in geographies in which we plan to commercialize our products ourselves or with co-promotion collaborators;

•	maintain, expand, protect and enforce our intellectual property portfolio;
•

hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and support personnel, to execute our business plan and support our product development and potential future commercialization efforts;

•	more extensively utilize external vendors for support with respect to research, development, manufacturing, commercialization, regulatory, pharmacovigilance and other functions;

•	acquire or in-license commercial products, additional product candidates and technologies;
•	make royalty, milestone or other payments under any future in-license agreements; and
•	incur additional legal, accounting and other expenses in operating our business as a public company.

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

Our operations have incurred substantial expenses since inception. We expect to continue to incur substantial expenses to continue the clinical development of AT-527, AT-752 and AT-787, for future clinical trials for our other product candidates and to continue to identify new product candidates.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2020, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We have not generated any revenue from product sales and may never be profitable.

Our ability to become profitable depends upon our ability to generate revenue from product sales. Prior to the execution of the Roche License Agreement, we had not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development which may necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards (“NOLs”), of $53.2 million, which may be available to offset future taxable income, if any, of which $27.5 million begin to expire in 2033 and of which $25.7 million do not expire but are limited in their usage (for taxable years beginning after December 31, 2020) to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOLs of $52.5 million, which may be available to offset future taxable income, if any, and begin to expire in 2033. As of December 31, 2020, we also had federal and state research and development credit carryforwards of $1.6 million and $0.3 million, respectively, which begin to expire in 2033. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability.

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our most advanced product candidates, particularly AT-527, each of which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidates, AT-527 for the treatment of COVID-19, AT-787 for the treatment of HCV, and AT-752 for the treatment of dengue fever. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. Other than our development of AT-527 for the treatment of COVID-19, for which we expect to expend resources in the near term, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our most advanced product candidates, which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from any product candidate, if approved. We cannot be certain that any of our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product. For example, enrollment in our Phase 1/2a trial of AT-787 for the treatment of HCV has been delayed due to the COVID-19 pandemic. Additionally, if our competitors develop products to treat COVID-19, HCV, RSV, dengue, or any other diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market these product candidates from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace.  Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of our most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Although we believe that our ongoing and planned Phase 2 and Phase 3 clinical trials of AT-527 in patients with mild or moderate COVID-19, if successful, may enable us to submit an NDA seeking approval of AT-527 for the treatment of mild or moderate COVID-19, there is no guarantee that the FDA will agree with any strategy we may propose. We have not submitted an NDA for, or obtained regulatory approval of, any product candidate. We must complete additional preclinical or nonclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

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

•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in obtaining required institutional review board (“IRB”) or ethics committee, approval at each clinical trial site;
•	delays in recruiting suitable patients to participate in our clinical trials;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board (“DSMB”), for such trial, or by the FDA or any other regulatory authority, or if the IRBs or ethics committees of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we are doing for our COVID-19 and dengue product candidates, and as we expect to resume for our HCV product candidate, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Adverse events or other undesirable side effects caused by our product candidates could cause us, our collaborators, any DSMB for a trial, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business, financial condition and results of operations.

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
•

other factors outside of our control, such as the COVID-19 pandemic which has, among other things, created substantial burdens on healthcare providers who may be required to prioritize immediate critical patient care over clinical research.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final results could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

We may choose to focus our efforts and resources on a potential product candidate that ultimately proves to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential.

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

We may seek a Breakthrough Therapy designation for our product candidates if the clinical data support such a designation for one or more product candidates. A Breakthrough Therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as Breakthrough Therapies by the FDA may also be eligible for priority review, if the relevant criteria are met.

Designation as a Breakthrough Therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a Breakthrough Therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to drugs considered for approval under conventional FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

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

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and other malware, unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war, fire and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store and transmit sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to employee error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, the Tax Cuts and Jobs Act (“the Tax Act”) was signed into law, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the penalty imposed by the individual mandate, which was deemed an integral part of the ACA, was reduced to $0 and effectively nullified by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, although it remains unclear how and when the Supreme Court will rule. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued that these payments were owed to them. This was appealed to the Supreme Court, who reversed the Federal Circuit’s decision on April 27, 2020, and ruled that the government must make risk corridor payments. It is unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 included aggregate reductions of Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

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

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU, Regulation 2016/679, known as the General Data Protection Regulation (the “GDPR”). New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The privacy laws in the EU have been significantly reformed in recent years. On May 25, 2018, the GDPR entered into force and became directly applicable in all EU member states. The GDPR and related implementing laws in individual EU Member States govern the collection and use of personal health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). The GDPR rules are also applicable in the European Economic Area (“EEA”), which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data, requires the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training and data audit. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union.

In addition, from January 1, 2021, we are subject to the GDPR and also the United Kingdom (“U.K.”) GDPR (“U.K. GDPR”), which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and for example how data transfers to and from the U.K. will be regulated in the long term, which exposes us to further compliance risk. These changes will lead to additional costs and increase and expose us to two parallel regimes each with the power to fine up to the greater of either €20 million (for the EU) or £17,500,000 (for the U.K.), or 4% of global turnover for violations. Currently there is a four to six-month grace period agreed in the EU and U.K. Trade and Cooperation Agreement, ending June 30, 2021 at the latest, while the parties discuss an adequacy decision. The European Commission published a draft adequacy decision on February 19, 2021. If adopted, the decision will enable data transfers from EU member states to the U.K. for a four-year period, subject to subsequent extensions. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

Most healthcare providers in the US, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the U.K. GDPR, GDPR and legislation of the EU member states implementing it.

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

Significant competition exists from approved treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of treatments for COVID-19 (or vaccines for SARS-CoV-2), HCV, dengue and RSV. There are several vaccines and drugs authorized for emergency use and one drug approved for the treatment of certain patients with COVID-19 requiring hospitalization, several drugs approved for the treatment of HCV, an approved vaccine for dengue and an approved drug for the treatment of RSV. Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, or decide not to do so for a particular country, we may pursue collaborative arrangements. If we pursue a collaborative arrangement, our sales will largely depend on the collaborator’s strategic interest in the product and such collaborator’s ability to successfully commercialize the product. For example, we have an option to request Roche co-promote with us AT-527 for the treatment of COVID-19 in the U.S. If we elect to exercise this option, we will be dependent in part on Roche’s efforts to successfully co-promote this product with us.

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

We have no prior experience in these areas. In addition, there are complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in Europe with which we will need to comply. Many U.S.-based biotechnology companies have found the process of marketing their own products in Europe to be very challenging.

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

The use of our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;
•	withdrawal of participants from our clinical trials;
•	injury to our reputation;
•	initiation of investigations by regulators;
•	significant costs to defend the claims and related litigation;
•	distraction of management’s attention from our primary business;
•	substantial monetary awards to patients or other claimants;
•	inability to commercialize a product candidate;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	exhaustion of any available insurance and our capital resources;
•	decreased demand for a product candidate, if approved for commercial sale; and
•	loss of revenue.

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

Risks Related to Manufacturing and our Dependence on Third Parties

We will rely on third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials, product candidates, or any therapies that we may develop and commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We expect to rely on third parties for the manufacture of materials for our clinical trials and preclinical and clinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval, including Roche with respect to AT-527 for COVID-19. We do not have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers to one of our competitors or otherwise, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations and similar regulatory requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Our third-party manufacturers may be unable to successfully scale up manufacturing of our product candidates in sufficient quality and quantity, which may impair the clinical advancement and commercialization of our product candidates.

In order to conduct clinical trials of our product candidates and commercialize any approved product, our manufacturing partners need to manufacture them in large quantities. However, they may be unable to successfully increase the manufacturing capacity for any of our product candidates or products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities, as discussed above. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of these product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting products may be delayed or not obtained, which could significantly harm our business. Supply sources could be interrupted from time to time and, if interrupted, it is not certain that supplies could be resumed (whether in part or in whole) within a reasonable timeframe and at an acceptable cost, or at all. If we are unable to obtain or maintain third-party manufacturing for commercial supply of our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.

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

We do not have multiple sources of supply for each of the components used in the manufacturing of AT-527, AT-752, AT-787 or any of our other product candidates. For commercial supply of AT-527 for the treatment of COVID-19, we are exclusively dependent on Roche. For our other products, we have a sole supplier located in China for our active pharmaceutical ingredients. For fill-finish work, we have a supplier located in Canada and a back-up supplier located in the United States. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements and similar regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company and redesign of processes can trigger the need for conducting additional studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

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

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, including our planned Phase 3 clinical trial and our ongoing Phase 1 and Phase 2 clinical trials for AT-527 for the treatment of COVID-19, our Phase 1 clinical trial of AT-752 for the treatment of dengue and our Phase 1/2a clinical trial of AT-787 for the treatment of HCV, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates including Roche with respect to the clinical development of AT-527. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

In October 2020 we entered into the Roche License Agreement under which we granted to Roche an exclusive license related to AT-527 for certain development rights and commercialization rights outside of the United States.  Additionally, we agreed that Roche would be the exclusive global supplier of AT-527 commercial product, if approved.  As part of the Roche License Agreement we agreed with Roche that we would not commercialize AT-752 outside the United States unless we entered into a separate agreement with Roche to do so. We may seek additional collaborative relationships for the development and commercialization of our product candidates. If we enter into any additional such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from these arrangements with commercial entities will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into. Collaborations involving our product candidates pose the following risks to us:

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

We rely on third-party vendors, such as CROs, scientists and collaborators to provide us with significant data and other information related to our programs, preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

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

If our CMOs and CROs use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials by our CMOs and biological materials by our CROs. Our CMOs and CROs are subject to federal, state and local laws and regulations in the United States and in the countries in which they operate governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ and CRO’s procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating AT-511 (the free base of AT-527), AT-527, AT-281 (the free base of AT-752), AT-752, AT-777, and AT-787, or their use or manufacture, or any of our other pipeline product candidates and any future product candidates, and our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to such product candidates.

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

Our product candidates are nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences, Inc.; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Alios Biopharma; Medivir; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale. On June 3, 2019, we received an anonymous Third Party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or AT-527. The Observation generally challenges the patentability of the hemisulfate salt AT-527 over the free base AT-511. On August 1, 2019, we filed a response to the Observation describing that the AT-527 hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because AT-527 disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because hepatitis C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that AT-527 has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID19 indication. On August 10, 2020, an anonymous party filed a Third Party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug AT-527. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (AT-527) would be effective to treat HCV-infected cirrhotic patients. We disagree for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and second it is well known that treating HCV-infected cirrhotic patients is very difficult. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using AT-527 to treat cirrhotic HCV-infected patients. The Third Party Observations are not acted on by the Patent Cooperation Treaty, which does not examine patent applications. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications. In December 2019, the U.S. Patent Office issued a patent to us covering the composition of matter AT-527. However, other than the foregoing issued U.S. patent, there can be no assurance that the Observations will not adversely affect our ability to obtain issued patents from national-stage filings of such Patent Cooperation Treaty patent applications in any jurisdictions. We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time, including before or during this registration period. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trial conduct and execution, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, or we are not able to effectively build out new facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

As of March 29, 2020, we had 39 full-time employees. Our focus on the development of AT-527 alone requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or options to purchase our common stock. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements entered into in connection with the IPO. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

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

Following a national referendum and enactment of legislation by the government of the U.K., the U.K. formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, the U.K. now operates under a distinct regulatory regime and certain EU laws now only apply to the U.K. in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to marketing authorizations). The Medicines and Healthcare products Regulatory Agency is now the U.K.’s standalone regulator. Although the U.K. and European Union have now reached an agreement on its future trading relationship (to be implemented in the EU-U.K. Trade and Cooperation Agreement from January 1, 2021 (“TCA”)), the agreement does not cover all regulatory areas regarding supply of medicinal product, which will likely be subject to future bilateral discussions going forward and could further change the relationship between the U.K. and the EU in this regard.

While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota and tariff free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and EU. Further, the TCA does not provide for the continued free movement of services between the UK and EU and also grants each of the U.K. and EU the ability, in certain circumstances, to unilaterally impose tariffs on one another. The TCA does provide for the mutual recognition of cGMP inspections of manufacturing facilities for medicinal products and cGMP documents issued. However, it is important to note that significant regulatory gaps still exist and the TCA does not contain wholesale mutual recognition of U.K. and EU pharmaceutical regulations and product standards between the parties, for example, in relation to batch testing and pharmacovigilance, which remain subject to further discussions.

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

Our executive officers, directors, and 5% stockholders beneficially own at least 30% of our common stock as of March 29, 2021. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 82,736,937 outstanding shares of common stock as of March 29, 2021. Shares other than those sold in our IPO are currently restricted as a result of securities laws or lock-up agreements (which may be waived, with or without notice, pursuant to the terms of such lock-up agreement), but will become eligible to be sold at various times beginning after the period ending 180 days after October 29, 2020, unless held by one of our affiliates, in which case the resale of those securities will be subject to volume limitations under Rule 144 of the Securities Act of 1933, as amended (“Rule 144”). Moreover, holders of an aggregate of 57,932,090 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Based on our current market capitalization we may become a large accelerated filer for the year ended December 31, 2021 in which case we would lose our status as an emerging growth company. The final determination won’t be known until June 30, 2021, the last day of our second fiscal quarter.

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

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions may also limit the price that investors are willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing:

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers or third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders.

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

The market price of our common stock has been volatile and may fluctuate substantially.

Our stock price has been and is likely to remain volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a profit. The market price for our common stock may be influenced by many factors, including:

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

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, is likely to be your sole source of gain.

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all available funds and future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. As a result, capital appreciation, if any, of our common stock is likely to be your sole source of gain on an investment in our common stock for the foreseeable future.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 125 Summer Street, Boston, Massachusetts, where we lease 5,634 square feet of office space. We lease this space under a lease agreement, as amended, that terminates on July 31, 2022. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock trades under the symbol “AVIR” on the Nasdaq Global Select Market and has been publicly traded since October 30, 2020. Prior to that there was no public market for our common stock.

Holders of Our Common Stock

As of March 29, 2021, there were approximately 144 holders of record of shares of our common stock. This number does not include beneficial owners whose shares are held by the nominees in the street name.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and therefore do not anticipate paying cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, business prospects, contractual arrangements, any limitations on payment of dividends present in any future debt agreements and other factors that our board of directors may deem relevant, and will be subject to the restrictions contained in any future financing instruments.

Use of Proceeds

On November 3, 2020, we completed the initial public offering (“IPO”) of our common stock pursuant to which we issued and sold 14,375,000 shares of our common stock at a price to the public of $24.00 per share.

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-249404), as amended (the “Registration Statement”), declared effective by the SEC on October 29, 2020.

We received net proceeds of approximately $317.6 million after deducting underwriting discounts and commissions and offering expenses.

The net proceeds from our IPO have been invested primarily in money market accounts.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 29, 2020.

Stock Performance Graph

The following performance graph and related information is furnished and shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be deemed incorporated by reference into any filings under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the S&P 500 Index and to the Nasdaq Biotechnology Index from October 30, 2020 (the first date that shares of our common stock were publicly traded) through December 31, 2020. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on October 30, 2020, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

$140
$130
$120
$110
$100
$90
$80
US Dollars
10/30/2020
11/30/2020
12/31/2020
Date
Atea Pharmaceuticals
S&P 500 Index
Nasdaq Biotechnology Index

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes to those statements included elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed in Part I, Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from life threatening viral infections. Our current focus is on the development of product candidates to treat COVID-19, dengue, chronic hepatitis C infection (“HCV”), and respiratory syncytial virus (“RSV”). Leveraging our deep understanding of antiviral drug development, nucleos(t)ide chemistry, biochemistry and virology, we have built a proprietary purine nucleotide prodrug platform to develop novel treatments for life threatening diseases caused by single stranded ribonucleic acid (“ssRNA”) viral infections.

In October 2020, we entered into a License Agreement (the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted an exclusive license for certain development and commercialization rights related to AT-527 outside of the United States (other than for certain HCV uses) to Roche. Pursuant to the Roche License Agreement, we will rely on Roche to manufacture the commercial supply of AT-527 for the treatment of COVID-19. As part of the consideration, Roche agreed to pay us an upfront payment of $350.0 million which was received in November 2020.

On November 3, 2020, we completed the initial public offering of our common stock (the “IPO”).  In connection with the IPO, we issued 14,375,000 shares of common stock at $24.00 per share for net proceeds of $317.6 million after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the IPO, all then-outstanding shares of our former convertible preferred stock converted into 57,932,090 shares of common stock.

AT-527 for the Treatment of COVID-19

Our product candidate for the treatment of patients with COVID-19 is AT-527, an orally administered, novel antiviral agent. We, together with our collaborator Roche, anticipate initiating a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting (MORNINGSKY) in the second quarter of 2021. Currently, we are evaluating AT-527 for the treatment of patients with mild or moderate COVID-19 in two Phase 2 clinical trials.  The first trial is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in approximately 190 adult patients with moderate COVID-19 and one or more risk factors for poor outcomes in a hospitalized setting.  We dosed our first patient in September 2020 and expect to report interim virology data from this clinical trial in the second quarter of 2021. The second trial, which is being conducted in collaboration with Roche, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in up to 220 adult patients with mild or moderate COVID-19 in an outpatient setting (MOONSONG). The first patient in this trial was dosed in February 2021. We expect to report interim virology data from this trial in the second quarter of 2021. In addition, several Phase 1 clinical trials in healthy volunteers are planned in addition to the one currently being conducted and the one recently completed for which positive results have been announced.

AT-752 for the Treatment of Dengue

We are developing AT-752, an oral, purine nucleoside prodrug product candidate for the treatment of dengue.  AT-752 has shown potent activity against all serotypes tested in preclinical studies. We have initiated a randomized, double-blind, placebo-controlled Phase 1a trial to evaluate the safety and pharmacokinetics (“PK”) of several different dosages of AT-752 in 50-60 healthy adult subjects. Following the completion of the Phase 1a trial, we expect to initiate in the second half of 2021 a Phase 1b trial of AT-752 in 60-80 adult subjects with dengue virus infection to evaluate antiviral activity, safety and PK. As part of the Roche License Agreement, we agreed that we would not commercialize AT-752 outside the United States unless we enter into a separate agreement with Roche to do so.

AT-787 for the Treatment of Hepatitis C

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis and needle sticks. We are developing AT-787 for the treatment of chronic HCV infection, including patients with decompensated cirrhosis. AT-787 combines AT-527 with a second generation NS5A inhibitor, AT-777, into a single, oral, pan-genotypic fixed-dose combination therapy. Despite recent advances in treatment, there remains a large underserved HCV patient population which continues to grow. Based on our preclinical and clinical data to date, we believe that AT-787, if approved, could offer potential benefits over currently available treatments, including to shorten treatment duration in non-cirrhotic and compensated cirrhosis HCV in all genotypes and to eliminate the need for ribavirin in patients with decompensated cirrhosis. We temporarily paused our development program for AT-787 in HCV infected patients at the outset of the COVID-19 pandemic in March 2020. Currently we expect to restart this program in the second half of 2021, starting with our Phase 1/2a clinical trial, which is designed to evaluate the safety and PK of different dosages of AT-777 in healthy adults and evaluate the combination of AT-527 and AT-777.

AT-889 and Other Candidates for the Treatment of RSV

RSV is a seasonal respiratory virus that can be serious for infants, older adults, and the immuno-compromised population. We are evaluating AT-889, a second generation nucleoside pyrimidine prodrug and other compounds for the treatment of RSV. We believe AT-889 or one of our other candidates for RSV has the potential to inhibit both initiation of viral replication, as well as viral transcription. We anticipate nominating our product candidate and initiating the IND-enabling studies in the second half of 2021. We believe that the product candidate we develop, if successful, could be the first therapy in over 30 years to be approved specifically for the treatment of RSV.

Financial Operations Overview

Since our formation in July 2012, we have devoted substantially all of our resources to developing our product candidates. We have incurred significant operating losses to date. Our net loss was $10.9 million, $14.0 million and $9.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $65.2 million. We expect that our operating expenses will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

We do not have any product candidates approved for sale and have not generated any product revenue since inception. We have funded our operations primarily from the sale and issuance of convertible preferred stock, proceeds from our initial public offering and proceeds from the Roche License Agreement. As of December 31, 2020, we had cash and cash equivalents of $850.1 million. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

We plan to continue to use third-party service providers, including contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), to carry out our preclinical and clinical development and to manufacture and supply the materials to be used during the development and commercialization of our product candidates.

We expect to continue to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development of AT-527 for the treatment of COVID-19;
•	continue clinical development of AT-752 for the treatment of dengue;
•	re-initiate clinical development of AT-787 for the treatment of HCV;
•	continue IND-enabling activities and commence clinical development activities for product candidates for the treatment of RSV;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel;
•	establish commercialization capabilities; and
•	incur additional costs associated with operating as a public company.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales.  Our revenue has been collaboration revenue solely derived from the Roche License Agreement, which became effective in October 2020. If our development efforts for our product candidates are successful and result in commercialization, we may generate additional revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties to conduct certain research and development activities on our behalf, consulting costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
COVID-19 external costs	$23,043	$—	$—
Dengue external costs	2,167	768	297
HCV external costs	1,831	5,837	2,979
RSV external costs	1,127	1,379	1,790
Internal research and development costs	9,855	2,186	1,609
Total research and development expenses	$38,023	$10,170	$6,675

We are focusing substantially all of our resources on the development of our product candidates, particularly AT-527. We expect our research and development expenses to increase substantially for at least the next few years, as we seek to initiate additional clinical trials for our product candidates, complete our clinical programs, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the U.S. Food and Drug Administration (“FDA”) or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

We anticipate that our general and administrative expenses will increase as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with Nasdaq and SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash and cash equivalents.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$48,633	$—	$48,633
Operating expenses:
Research and development	38,023	10,170	27,853
General and administrative	21,640	4,438	17,202
Loss from operations	(11,030)	(14,608)	3,578
Interest income and other, net	83	574	(491)
Net loss	$(10,947)	$(14,034)	$3,087

Revenue

Collaboration revenue for the year ended December 31, 2020 was derived from the Roche License Agreement that was executed in October 2020. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the accounting treatment of the Roche License Agreement.

Research and Development Expenses

Research and development expenses increased by $27.8 million from $10.2 million for the year ended December 31, 2019 to $38.0 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to a $20.2 million increase in external expenses incurred related to CRO and CMO services in connection with the advancement of product candidates for the treatment of COVID-19 and dengue, partially offset by a decrease in external spend related to our HCV and RSV programs and an increase of $6.5 million in internal spend primarily due to an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $3.3 million for our research and product development employees and consulting fees, and $1.1 million in other research and development expenses. Research and development expenses include a reduction of $7.9 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our audited consolidated financial statements. The Company also recorded research and development expense of $2.1 million relating to its share of costs incurred by Roche.

General and Administrative Expenses

General and administrative expenses increased by $17.2 million from $4.4 million for the year ended December 31, 2019 to $21.6 million for the year ended December 31, 2020. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase of $5.8 million in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense of $3.5 million; professional fees of $10.0 million including $7.0 million paid in connection with Roche License Agreement; and an increase in other general and administrative expenses of $1.4 million.

Interest Income and Other, Net

Interest income and other, net, decreased by $0.5 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to lower interest rates.

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$10,170	$6,675	$3,495
General and administrative	4,438	2,802	1,636
Loss from operations	(14,608)	(9,477)	(5,131)
Interest income and other, net	574	413	161
Net loss	$(14,034)	$(9,064)	$(4,970)

Research and Development Expenses

Research and development expenses increased by $3.5 million from $6.7 million for the year ended December 31, 2018 to $10.2 million for the year ended December 31, 2019. The increase in research and development expenses was primarily due to the advancement of preclinical, manufacturing and clinical expense of $2.9 million related to product candidates for the treatment of HCV and an increase of $0.5 million in consulting, payroll and personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense.

General and Administrative Expenses

General and administrative expenses increased by $1.6 million from $2.8 million for the year ended December 31, 2018 to $4.4 million for the year ended December 31, 2019. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase of $0.5 million in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense; and an increase in other general and administrative expenses, including legal and accounting of $1.1 million.

Interest Income and Other, Net

Interest income and other, net increased by $0.2 million for year ended December 31, 2019 from the year ended December 31, 2018 due higher average cash and cash equivalent balances during the year.

Liquidity and Capital Resources

Sources of Liquidity

From our formation in 2012 through December 31, 2020, we funded our operations with an aggregate of $285.6 million in gross cash proceeds from the sale of convertible preferred stock, $317.6 million from our IPO and $350.0 million from the Roche License Agreement. As of December 31, 2020, we had cash and cash equivalents of $850.1 million.  We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur increased expenditures for the foreseeable future, and we expect our expenses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company.

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

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$296,734	$(12,829)	$(7,908)
Net cash used in investing activities	(26)	(2)	(12)
Net cash provided by financing activities	531,748	—	27,483
Net increase (decrease) in cash, cash equivalents and restricted cash	$828,456	$(12,831)	$19,563

Cash Flows from Operating Activities

Net cash provided by operating activities was $296.7 million for the year ended December 31, 2020. Cash provided by operating activities was primarily due to an increase in deferred revenue of $301.4 million related to the Roche License Agreement, an increase in accounts payable and accrued expenses of $11.9 million and stock based compensation of $7.5 million, partly offset by the use of funds in our operations to develop our product candidates, resulting in a net loss of $10.9 million. Additional uses of cash during the period included an increase in prepaid expenses and other current assets $7.3 million and unbilled accounts receivable of $5.8 million. The net increase in deferred revenue of $301.4 was the result of the $350.0 million upfront payment offset by revenue recognized of $48.6 million.

Net cash used in operating activities was $12.8 million for the year ended December 31, 2019. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $14.0 million, offset by stock based compensation of $0.6 million and increases in accounts payable and accrued expenses of $0.6 million.

Net cash used in operating activities was $7.9 million for the year ended December 31, 2018. Cash used in operating activities was primarily due to the use of funds in our operations to develop our product candidates resulting in a net loss of $9.1 million, offset by stock based compensation of $0.4 million and increases and accrued expenses of $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities consisted of purchases of property and equipment for the years ended December 31, 2020, 2019 and 2018.

Cash Flows from Financing Activities

Net cash provided by financing activities was $531.8 million for the year ended December 31, 2020, which consisted primarily of $106.6 million of net proceeds from the sale of Series D convertible preferred stock, $107.5 million of net proceeds from the sale of Series D-1 convertible preferred stock and $317.6 million of net proceeds from the initial public offering.

Net cash used in financing activities during the year ended December 31, 2019 was less than $0.1 million and consisted of payments of deferred financing costs.

Net cash provided by financing activities was $27.5 million for the year ended December 31, 2018, which consisted primarily of $27.4 million of net proceeds from the sale of Series C convertible preferred stock.

Contractual Obligations and Commitments

We lease our office space under a non-cancelable operating lease in Boston, Massachusetts, that expires in July 2022. The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$340	$200	$—	$—	$540

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

The table above also does not include potential milestone and success fees that we may be required to pay under agreements we have entered into with certain consultants. We have an agreement with a consultant that requires payment of a success fee calculated as a percentage of certain product sales, subject to a cumulative maximum payout of $5.0 million. This success payment is contingent upon the occurrence of future events and the timing and likelihood of such payment is neither probable nor estimable.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

Our critical accounting policies are those policies that require the most significant judgements and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock based compensation.

Revenue Recognition

As of December 31, 2020, all of our revenue to date had been collaboration revenue generated from our license agreement with Roche.

We analyze our collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If we conclude that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, we recognize our allocation of the shared costs incurred with respect to the jointly conducted activities as a component of the related expense in the period incurred. If we conclude that some or all aspects of the arrangement represent a transaction with a customer, we account for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine the appropriate amount of revenue to be recognized for arrangements that we determine are within the scope of ASC 606, we perform the following steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied. ASC 606 requires significant judgment and estimates and results in changes to, but not limited to: (i) the determination of the transaction price, including estimates of variable consideration, (ii) the allocation of the transaction price, including the determination of estimated selling price, and (iii) the pattern of recognition, including the application of proportional performance as a measure of progress on service-related promises and application of point-in-time recognition for supply-related promises.

The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for our services and materials and milestone payments due upon the achievement of specified events. Other payments we could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. We consider the existence of any significant financing component within our arrangements and have determined that a significant financing component does not exist in our arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. We measure the transaction price based on the amount of consideration to which we expect to be entitled in exchange for transferring the promised goods and/or services to the customer. We utilize either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which we will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, we evaluate whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within our control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, we re-evaluate the probability of achievement of each milestone and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, we recognize revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

We generally allocate the transaction price to each performance obligation based on a relative standalone selling price basis. We develop assumptions that require judgment to determine the standalone selling price for each performance obligation in consideration of applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated research and development costs. However, in certain instances, we allocate variable consideration entirely to one or more performance obligation if the terms of the variable consideration relate to the satisfaction of the respective performance obligation and the amount allocated is consistent with the amount we would expect to receive for the satisfaction of the respective performance obligation.

We recognize revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good or service to the customer. For performance obligations that are satisfied at a point in time, we recognize revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, we recognize revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. We generally use input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to arrangements containing a license to our intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Significant management judgment is required in determining the level of effort and costs required under an arrangement and the period over which we are expected to complete our performance obligations under an arrangement. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Contract costs

We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. We have elected a practical expedient wherein we recognize the incremental costs of obtaining a contract as an expense when incurred if, at inception, the expected amortization period of the asset that we otherwise would have recognized is one year or less. In connection with the Roche License Agreement, we incurred an incremental cost of $7.0 million, which was included in general and administrative costs in the statement of operations and comprehensive loss for the year ended December 31, 2020 included elsewhere in this Annual Report on Form 10-K.

Accrued Research and Development

We have entered into various agreements with CMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development provided, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of the common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2020, 2019 and 2018, respectively. Estimating the fair value of our common stock involves significant judgement and the use of estimates.

Estimating the Fair Value of Common Stock

We are required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations using the Black-Scholes option pricing model. Prior to our IPO, the fair value of the common stock underlying our stock options has been determined on each grant date by our board of directors, with input from management, considering the most recently available third-party valuation of our common shares. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the estimated fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.

In the absence of a public trading market for our common stock prior to our IPO, on each grant date, we developed an estimate of the fair value of our common stock based on valuations from an independent third-party valuation firm using information known to us on the date of grant, a review of any recent events and their potential impact on the estimated fair value per share of the common stock.

The third-party valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (the “Practice Aid”).

The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management judgment, including:

•	external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry;
•	our stage of development and business strategy;
•	the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•	the prices at which we sold shares of our redeemable convertible preferred stock;
•	our financial condition and operating results, including our levels of available capital resources;
•	the progress of our research and development efforts;
•	equity market conditions affecting comparable public companies; and
•	general U.S. market conditions and the lack of marketability of our common stock.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:

•

Option Pricing Method. Under the option pricing method, or OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•

Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Based on our early stage of development and other relevant factors, we determined that OPM method as well as a hybrid approach of the OPM and the PWERM methods were the most appropriate methods for allocating our enterprise value to determine the estimated fair value of our common stock. In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

Upon the completion of our initial public offering, the fair value of our common stock is based on the daily closing quoted market price of our common stock.

We also account for any modifications to share based payments in accordance with ASC 718.

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

We will remain an emerging growth company until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.07 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our initial public offering.

Based on our current market capitalization we may become a large accelerated filer for the year ended December 31, 2021 which would result in us losing emerging growth company status. The final determination won’t be known until June 30, 2021, the last day of our second fiscal quarter.

Recently Issued Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2020, we had cash and cash equivalents of $850.1 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

We do not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a significant impact on our results of operations for any periods presented herein.

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are appended to this Annual Report on Form 10-K. An index of those financial statements is found in Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until such time as we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.ateapharma.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Executive Officers and Directors” at the end of Part I, Item I, Business, of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock					*
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	333-249404	10.2	10/26/2020
10.2	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3	Non-Employee Director Compensation Program	S-1/A	333-249404	10.4	10/26/2020
10.4	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5	License Agreement, dated as of October 21, 2020, among the Registrant, F. Hoffmann-La Roche Ltd and Genentech, Inc.	S-1/A	333-249404	10.8	10/23/2020
10.6	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020
10.7	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020
10.8	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020					*
10.9	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.10	Employment Agreement between the Company and John Vavricka, dated November 3, 2020					*
10.11	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020					*
10.12	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1/A	333-249404	10.1	10/9/2020
10.13	Lease Agreement between the Registrant and OPG 125 SUMMER OWNER (DE) LLC	S-1/A	333-249404	10.5	10/26/2020
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: March 30, 2021	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 30, 2021
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	March 30, 2021
Andrea Corcoran

/s/ Wayne Foster	Senior Vice President, Finance and Administration (principal accounting officer)	March 30, 2021
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	March 30, 2021
Franklin Berger

/s/ Isaac Cheng	Director	March 30, 2021
Isaac Cheng, M.D.

/s/ Andrew Hack	Director	March 30, 2021
Andrew Hack, M.D., Ph.D.

/s/ Bruno Lucidi	Director	March 30, 2021
Bruno Lucidi

/s/ Polly A. Murphy	Director	March 30, 2021
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	March 30, 2021
Bruce Polsky, M.D.

/s/ Barbara Duncan	Director	March 30, 2021
Barbara Duncan

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

March 30, 2021

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$850,117	$21,661
Unbilled other receivable	5,815	—
Prepaid expenses and other current assets	7,545	249
Total current assets	863,477	21,910
Property and equipment, net	48	41
Other assets	107	122
Total Assets	$863,632	$22,073
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$60	$548
Accrued expenses and other current liabilities	14,368	1,887
Deferred revenue	301,367	—
Total current liabilities	315,795	2,435
Other liabilities	36	95
Total liabilities	315,831	2,530
Commitments and contingencies (see Note 7)
Convertible preferred stock, $0.001 par value; 0 and 33,645,447 shares authorized, issued and outstanding as of December 31, 2020 and 2019	—	69,114
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 and 0 shares authorized; no shares issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 300,000,000 and 53,070,161 shares authorized as of December 31, 2020 and 2019; 82,436,937 and 10,091,100 shares issued and outstanding as of December 31, 2020 and 2019	82	10
Additional paid-in capital	612,879	4,632
Accumulated deficit	(65,160)	(54,213)
Total stockholders’ equity (deficit)	547,801	(49,571)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$863,632	$22,073

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019	2018
Collaboration revenue	$48,633	$—	$—
Operating expenses
Research and development	38,023	10,170	6,675
General and administrative	21,640	4,438	2,802
Total operating expenses	59,663	14,608	9,477
Loss from operations	(11,030)	(14,608)	(9,477)
Interest income and other, net	83	574	413
Net and comprehensive loss	$(10,947)	$(14,034)	$(9,064)
Net loss per share attributable to common stockholders – basic and diluted	$(0.51)	$(1.39)	$(0.90)
Weighted-average number of common shares used in computing net loss per share attributable to common stockholders– basic and diluted	21,592,441	10,091,100	10,039,392

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance – January 1, 2018	27,592,830	$41,755	9,987,767	$10	$3,594	$(31,115)	$(27,511)
Issuance of convertible preferred stock, net of issuance costs of $241	6,052,617	27,359	—	—	—	—	—
Vesting of restricted common stock	—	—	103,333	—	—	—	—
Stock-based compensation expense	—	—	—	—	414	—	414
Net loss	—	—	—	—	—	(9,064)	(9,064)
Balance – December 31, 2018	33,645,447	69,114	10,091,100	10	4,008	(40,179)	(36,161)
Stock-based compensation expense	—	—	—	—	624	—	624
Net loss	—	—	—	—	—	(14,034)	(14,034)
Balance – December 31, 2019	33,645,447	69,114	10,091,100	10	4,632	(54,213)	(49,571)
Issuance of Series D convertible preferred stock, net of issuance costs of $869	15,313,382	106,631	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $15	8,973,261	107,485	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	18,747	—	27	—	27
Stock-based compensation in connection with vesting of restricted stock	—	—	20,000	—	657	—	657
Initial public offering, net of issuance costs of $3,245	—	—	14,375,000	14	317,591	—	317,605
Conversion of preferred stock into common stock	(57,932,090)	(283,230)	57,932,090	58	283,172	—	283,230
Stock-based compensation expense	—	—	—	—	6,800	—	6,800
Net loss	—	—	—	—	—	(10,947)	(10,947)
Balance – December 31, 2020	—	$—	82,436,937	$82	$612,879	$(65,160)	$547,801

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(10,947)	$(14,034)	$(9,064)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Stock-based compensation expense	7,457	624	414
Depreciation and amortization expense	19	17	17
Changes in operating assets and liabilities
Unbilled accounts receivable	(5,815)	—	—
Prepaid expenses and other current assets	(7,296)	(43)	86
Accounts payable	(488)	157	(90)
Accrued expenses and other liabilities	12,437	450	729
Deferred revenue	301,367	—	—
Net cash provided by (used in) operating activities	296,734	(12,829)	(7,908)
Cash flows from investing activities
Additions to property and equipment	(26)	(2)	(12)
Net cash used in investing activities	(26)	(2)	(12)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	214,116	—	27,359
Proceeds from issuance of common stock	27	—	124
Net proceeds from initial public offering of common stock	317,605	—	—
Net cash provided by financing activities	531,748	—	27,483
Net increase in cash, cash equivalents and restricted cash	828,456	(12,831)	19,563
Cash, cash equivalents and restricted cash at the beginning of period	21,768	34,599	15,036
Cash, cash equivalents and restricted cash at the end of period	$850,224	$21,768	$34,599
Cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$850,117	$21,661	$34,492
Restricted cash	107	107	107
Total cash, cash equivalents and restricted cash	$850,224	$21,768	$34,599

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock upon closing of initial public offering	$283,230	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Nature of Business

Atea Pharmaceuticals, Inc., together with its subsidiary Atea Pharmaceuticals Securities Corporation, is referred to on a consolidated basis as “the Company”.

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from life-threatening viral infections.

In October 2020, the Company entered into a license agreement, (“the License Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively “Roche”), granting Roche an exclusive license to develop and commercialize certain of the Company’s compounds outside of the United States.  Atea is responsible for completing certain ongoing clinical and non-clinical and manufacturing activities and at its own expense.

As part of the consideration, Roche agreed to pay the Company an upfront payment of $350,000 (the “Roche Upfront Payment”), which was received in November 2020.

On November 3, 2020, the Company completed an initial public offering of its common stock (the “IPO”).  In connection with the IPO, the Company issued 14,375,000 shares of its common stock at $24.00 per share for net proceeds of $317,605 after deducting underwriting discounts and commissions and offering expenses.  Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 57,932,090 shares of common stock.

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may discover and develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development will require significant amounts of additional capital, additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations. The Company is also subject to risks associated with the COVID-19 global pandemic, including actual and potential delays associated with certain of its ongoing and anticipated trials, and potential negative impacts on the Company’s business operations and its ability to raise additional capital to finance its operations.

Since its inception, the Company has incurred recurring operating losses. As of December 31, 2020, the Company had an accumulated deficit of $65,160. The Company expects to continue to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $850,117 as of December 31, 2020 will be sufficient to fund its operations as currently planned through at least 2023.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of revenue, accrued research and development expenses, and the valuation of common stock in connection with the issuance of stock-based awards prior to the completion of the IPO. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly- owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Revenue Recognition

As of December 31, 2020, all of the Company’s revenue to date had been collaboration revenue generated from its license agreement with Roche.

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Accounting Standards Codification ASC Topic 808, Collaborative Arrangements (“ASC 808”), to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. If the Company concludes that some or all aspects of the arrangement are within the scope of ASC 808 and do not represent a transaction with a customer, the Company recognizes its allocation of the shared costs incurred with respect to the jointly conducted activities pursuant to ASC 730, Research and Development. As such, the Company will expense costs as incurred, including any reimbursements made, and recognize reimbursements received as a reduction of research and development expense. If the Company concludes that some or all aspects of the arrangement represent a transaction with a customer, the Company accounts for those aspects of the arrangement within the scope of ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine the appropriate amount of revenue to be recognized for arrangements that the Company determines are within the scope of ASC 606, it performs the following steps: (i) identify the contract(s) with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) each performance obligation is satisfied. ASC 606 requires significant judgment and estimates and results in changes to, but not limited to: (i) the determination of the transaction price, including estimates of variable consideration, (ii) the allocation of the transaction price, including the determination of estimated selling price, and (iii) the pattern of recognition, including the application of proportional performance as a measure of progress on service-related promises and application of point-in-time recognition for supply-related promises.

The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for the Company’s services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. The Company considers the existence of any significant financing component within its arrangements and has determined that a significant financing component does not exist in its arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the licensee, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

The Company generally allocates the transaction price to each performance obligation based on a relative standalone selling price basis. The Company develops assumptions that require judgment to determine the standalone selling price for each performance obligation in consideration of applicable market conditions and relevant entity-specific factors, including factors that were contemplated in negotiating the agreement with the customer and estimated research and development costs. However, in certain instances, the Company allocates variable consideration entirely to one or more performance obligation if the terms of the variable consideration relate to the satisfaction of the respective performance obligation and the amount allocated is consistent with the amount the Company would expect to receive for the satisfaction of the respective performance obligation.

The Company recognizes revenue based on the amount of the transaction price that is allocated to each respective performance obligation when or as the performance obligation is satisfied by transferring a promised good or service to the customer. For performance obligations that are satisfied at a point in time, the Company recognizes revenue when control of the goods and/or services is transferred to the customer. For performance obligations that are satisfied over time, the Company recognizes revenue by measuring the progress toward complete satisfaction of the performance obligation using a single method of measuring progress which depicts the performance in transferring control of the associated goods and/or services to the customer. The Company generally uses input methods to measure the progress toward the complete satisfaction of performance obligations satisfied over time. With respect to arrangements containing a license to its intellectual property that is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from amounts allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company is expected to complete its performance obligations under an arrangement. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment.

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected the practical expedient in ASC 340, Other Assets and Deferred Costs, wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if, at inception, the expected amortization period of the asset that the Company otherwise would have recognized is one year or less. In connection with the Roche License Agreement, the Company incurred an incremental cost of $7,000, which was included in general and administrative costs in the accompanying statement of operations and comprehensive loss for the year ended December 31, 2020.

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

The Company is dependent on third-party manufacturers to supply products for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

Fair Value Measurement

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

Cash, cash equivalents and restricted cash are Level 1 assets which are comprised of funds held in checking and money market accounts. Cash, cash equivalents and restricted cash were recorded at fair value as disclosed in Note 4. The carrying amounts of accounts payable, accrued expenses and unbilled other receivables approximate their fair values due to their short-term maturities.

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

Maintenance and repairs that do not improve or extend the life of the respective asset are expensed to operations as incurred. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.

Other Assets

Other assets consists primarily of bank deposits of $107, classified as restricted cash, to collateralize a letter of credit.

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2020, 2019 and 2018.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist principally of costs associated with outsourced research and development activities, including preclinical and clinical development, manufacturing and research conducted by contract research organizations and academic institutions, employee compensation, including stock-based compensation and consulting expenses together with related expenses, professional fees and facility and overhead costs. Facility and overhead costs primarily include the allocation of rent, utility and office-related expenses attributable to research and development personnel. In circumstances where amounts have been paid in advance or in excess of costs incurred, the Company records a prepaid expense, which is expensed as services are performed or goods are delivered.

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

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock— Through October 29, 2020, because there was no public market for the Company’s common stock, the fair value of the Company’s common stock underlying stock-based awards was estimated on each grant date by the board of directors.

In the absence of a public trading market for the Company’s common stock prior to its IPO, on each grant date, the Company developed an estimate of the fair value of its common stock based on valuations from an independent third-party valuation firm using information known to the Company on the date of grant, a review of any recent events and their potential impact on the estimated fair value per share of the common stock.

The third-party valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

The assumptions used to determine the estimated fair value of the Company’s common stock are based on numerous objective and subjective factors, combined with management judgment, including:

•	external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry;
•	the Company’s stage of development and business strategy;
•	the rights, preferences and privileges of the Company’s redeemable convertible preferred stock relative to those of its common stock;
•	the prices at which the Company sold shares of its redeemable convertible preferred stock;
•	the Company’s financial condition and operating results, including our levels of available capital resources;
•	the progress of the Company’s research and development efforts;
•	equity market conditions affecting comparable public companies; and
•	general U.S. market conditions and the lack of marketability of the Company’s common stock.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, the Company considered the following methods:

•

Option Pricing Method. Under the option pricing method (“OPM”), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•

Probability-Weighted Expected Return Method. The probability-weighted expected return method (“PWERM”), is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Based on the Company’s early stage of development and other relevant factors, the Company determined that OPM method as well as a hybrid approach of the OPM and the PWERM methods were the most appropriate methods for allocating its enterprise value to determine the estimated fair value of its common stock. In determining the estimated fair value of the Company’s common stock, its board of directors also considered the fact that its stockholders could not freely trade its common stock in the public markets. Accordingly, the Company applied discounts to reflect the lack of marketability of its common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

Upon the completion of the Company’s initial public offering, the fair value of its common stock is based on the daily closing quoted market price of its common stock.

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

Expected volatility—Since the Company was privately held through October 29, 2020 and did not have any trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Expected dividend yield —The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company also accounts for any modifications to share based payments in accordance with ASC 718.

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

Comprehensive Loss

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with equity holders. The Company did not have any items of comprehensive income or loss other than net loss for the years ended December 31, 2020, 2019 and 2018.

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

Since inception, the Company has incurred recurring operating losses and, as such, under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock. Under the two-class method, for periods with net income, basic net income per common share is computed by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net income attributable to common stockholders is computed by subtracting from net income the portion of current year earnings that the participating securities would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. No such adjustment to earnings is made during periods with a net loss, as the holders of the participating securities have no obligation to fund losses. Diluted net loss per common share is computed by using the weighted-average number of shares of common stock outstanding. Due to net losses for the years ended December 31, 2020, 2019 and 2018, basic and diluted net loss per share attributable to common stockholders were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases, which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the standard is effective for the Company beginning January 1, 2021. The Company plans to use the modified retrospective method of adoption and to elect the available practical expedients. The Company expects that the adoption of the new leasing standard will result in the recognition of a material right to use asset and lease liability in the consolidated balance sheets and does not expect it to have a material impact to its results of operations or statements of cash flows.

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

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update clarifies that transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account, consistent with the unit of account guidance in ASC 606. The update also requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting that transaction together with revenue recognized under ASC 606 is precluded if the collaborative arrangement participant is not a customer. The Company early adopted the new standard on October 1, 2020. The standard was retroactively applied to January 1, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

3. Collaboration Revenue

Background

In October 2020, the Company entered into the Roche License Agreement, granting Roche an exclusive license to develop and commercialize certain of the Company’s compounds outside of the United States.

Atea is responsible for completing certain ongoing clinical and non-clinical and manufacturing activities and at its own expense. These obligations are referred to as the Atea Ongoing Studies and the Atea Manufacturing Obligations. The parties will work collaboratively on a global development plan intended to support regulatory approvals and will share joint development costs equally.

The agreement provided for a nonrefundable upfront payment of $350,000 which the Company received in November 2020. In addition, the Roche License Agreement further provides that Roche is obligated to pay the Company up to $330,000 in the aggregate upon the achievement of certain development and regulatory milestone events; up to $320,000 in the aggregate upon the achievement of certain sales based milestone events; and tiered royalties based on annual net sales of the products covered by the Roche License Agreement, ranging between low double-digits and mid-twenties, subject to certain adjustments and limitations.  Roche has the right to terminate the Roche License Agreement for convenience pursuant to the terms of the agreement. In addition, the Roche License Agreement contains a provides for a co-promotion agreement for the United States at the Company’s election.

Accounting Analysis

The Company concluded that the License Agreement is under the scope of ASC 808 as both parties will actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success.  ASC 808 provides that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all of the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements related to such unit of account. The unit-of-account guidance in ASC 808, which aligns with the guidance in ASC 606 (that is, a distinct good or service) is used when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. Based on the Company’s analysis, it concluded that the delivery of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations should be accounted for under ASC 606.  The Company’s efforts under the Global Development Plan, which include certain manufacturing obligations in the initial year of the contract, will be accounted for under ASC 808.

The Company concluded that the provision of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations should be combined as one performance obligation as Roche cannot receive the benefit of each promise without the other promises.  Specifically, Roche is dependent on the Company’s expertise and ability to complete the Atea Ongoing Studies and the Atea Manufacturing Obligations, which cannot be performed by other third parties, in order to exploit the value from the license.

The transaction price consists of the $350,000 upfront payment. The Company concluded that all other forms of variable consideration, including future development and regulatory milestones should be constrained at contract inception. As part of this conclusion, the Company assessed the stage of development and risk associated with remaining development required to achieve each milestone, including whether the achievement of certain milestones was outside the control of the Company. Sales based milestone payments and royalty payments qualify for the sales based royalty exception and will be recognized when the underlying sale transaction have occurred.

The transaction price will be recognized as collaboration revenue over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Activities.   The Company concluded that an inputs method based on costs incurred compared to total estimated costs-to-complete approach most faithfully depicts the Company’s progress towards completion.

The Company concluded that its efforts to complete the Global Development Plan will be accounted for under ASC 808. The Company will account for expenses incurred and reimbursements made or received from Roche pursuant to ASC 730, Research and Development.  As such, the Company will expense costs as incurred, including any reimbursements made to Roche, and recognize reimbursement received from Roche as a reduction of research and development expense.

The Company incurred approximately $7,000 of capitalizable costs to obtain the contact.  The Company will utilize the practical expedient in ASC 340 and recognize such costs immediately as the Company expected to complete its performance obligations under the Roche License Agreement in less than 12 months.

The Company classifies all revenues recognized under the Roche License Agreement as collaboration revenues within the accompanying consolidated statements of operations and comprehensive loss.  For the year ended December 31, 2020, the Company recognized collaboration revenue of $48,633 related to the combined performance obligation. As of December 31, 2020, the Company recorded Deferred Revenue of $301,367 related to the Roche License Agreement.  Deferred Revenue is classified in current liabilities in the accompanying balance sheet as of December 31, 2020 as the performance obligation is expected to be completed within twelve months (or one year) from the inception of the contract.

For the year ended December 31, 2020, costs reimbursable by Roche and reflected as a reduction to operating expenses were $7,901, of which $5,815 had not been reimbursed by Roche as of December 31, 2020 and was recorded as Unbilled other receivable in current assets in the accompanying consolidated balance sheet. The Company also recorded research and development expense of $2,086 related to its share of costs incurred by Roche.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$846,701	$—	$—	$846,701
Total cash equivalents	$846,701	$—	$—	$846,701

	Fair Value Measurements as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$21,038	$—	$—	$21,038
Total cash equivalents	$21,038	$—	$—	$21,038

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2020 and 2019.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2020, 2019 and 2018.

5. Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2020	2019
Laboratory equipment	$5	$5
Office furniture and fixtures	13	13
Computer hardware	37	11
Leasehold improvements	125	125
Total property and equipment, at cost	180	154
Less: accumulated depreciation and amortization	(132)	(113)
Property and equipment, net	$48	$41

Depreciation and amortization expense was $19, $17 and $17 for the years ended December 31, 2020, 2019 and 2018, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2020	2019
Research and development, including manufacturing and clinical expenditures	$10,546	$1,326
License fees (Note 7)	—	200
Professional fees and other	1,079	361
Payroll and payroll related	2,743	—
Total accrued expenses and other current liabilities	$14,368	$1,887

7. Commitments and Contingencies

Operating Lease Agreements

The Company leases an office facility under a non-cancelable operating lease that expires July 2022. The office lease includes commitments obligating the Company to pay a pro rata share of certain building operating costs and annual rent escalations which will result in higher lease payments in future years. Rent expense is recognized on a straight-line basis over the term of the lease with the difference between expense and the payments recorded as deferred rent, which is included in accrued expenses and other current liabilities and other liabilities in the consolidated balance sheets.

As of December 31, 2020, future minimum payments for operating leases are as follows:

2021	$340
2022	200
Total future minimum lease payments	$540

Rent expense recognized under all operating leases was $303, $305 and $316 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company is required to maintain a letter of credit for the duration of the office lease. The Company maintains bank deposits of $107 to collateralize the letter of credit which are classified as restricted cash and a long-term asset in the consolidated balance sheets as of December 31, 2020 and 2019.

The Company has an agreement with a consultant that requires payment of a success fee calculated as a percentage of certain product sales, subject to a cumulative maximum payout of $5.0 million. This success payment is contingent upon the occurrence of future events and the timing and likelihood of such payment is neither probable nor estimable.

Indemnification

The Company enters into certain types of contracts that contingently requires the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

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

8. Convertible Preferred Stock

As of December 31, 2019, the Company had 33,645,447 shares of convertible preferred stock (“Convertible Preferred Stock), authorized, issued and outstanding, of which 20,000,000 shares were designated as Series A convertible preferred stock (“Series A Preferred”); 7,592,830 shares were designated as Series B convertible preferred stock (“Series B Preferred”); and 6,052,617 shares were designated as Series C convertible preferred stock (“Series C Preferred”). The Company’s Series A Preferred, Series B Preferred and Series C Preferred were issued at $1.00, $3.03 and $4.56 per share, respectively.

In May 2020, the Company authorized 15,313,382 shares of Series D convertible preferred stock (“Series D Preferred”) and 8,973,261 shares of Series D-1 convertible preferred stock (“Series D-1 Preferred”). In May 2020 the Company entered into a stock purchase agreement with certain investors and issued 15,313,382 shares of Series D Preferred for net proceeds of $106,631. In October 2020, the Company issued 8,973,261 shares of Series D-1 Preferred at a purchase price of $11.98 per share for aggregate net proceeds of $107,485.

In connection with the Company’s IPO, all shares of its convertible preferred stock converted into 57,932,090 shares of common stock.

As of December 31, 2020 the Company has 10,000,000 shares of preferred stock authorized.  No shares of preferred stock have been issued.

9. Common Stock

At December 31, 2020, the authorized capital of the Company included 300,000,000 shares of common stock, of which 82,436,937 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock are entitled to receive dividends, when declared by the board, and to share ratably in the Company’s assets legally available for distribution to the holders of the Company’s stock in the event of liquidation. The holders of common stock have no preemptive, redemption or conversion rights.

The Company had the following reserved shares of common stock:

	December 31, 2020	December 31, 2019
Series A Preferred	—	20,000,000
Series B Preferred	—	7,592,830
Series C Preferred	—	6,052,617
Outstanding options	7,917,783	3,911,633
Options available for future grant	7,059,000	450,567
Shares reserved under ESPP	1,187,000	—
	16,163,783	38,007,647

10. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering on October 29, 2020. The 2020 Plan provides for the issuance of up to 7,924,000 shares of common stock and for grant of incentive stock options or other incentive awards to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. In January 2021, the shares available under the plan were increased by 4,130,847 shares.

The 2020 Plan replaced and is the successor of 2013 Equity Incentive Plan, as amended (the “2013 Plan”), which provided for the grant of incentive stock options, non-qualified stock options, restricted common stock awards and other awards for up to 7,807,200 shares of common stock to employees, officers, directors and consultants of the Company. Upon the closing of the Company’s initial public offering the 2013 Plan was terminated and no further awards will be made under the 2013 Plan. Any cancellation of outstanding awards at the time of the IPO under the 2013 Plan will be made available for grant under 2020 Plan.

As of December 31, 2020 there were 7,059,000 shares of common stock remaining available for future issuance under the 2020 Plan.

Restricted Common Stock

Restricted stock awards generally include vesting and risk of forfeiture provisions that lapse upon satisfaction of performance conditions or over time periods commencing on the grant date and concluding on the third or fourth anniversary of the grant date. As of December 31, 2020, there were no unvested shares of restricted stock.

As of January 1, 2020, the Company had issued 200,000 shares of restricted stock to a consultant in connection with a business development agreement that were subject to vesting provisions. In December 2020, the Company and the consultant agreed to terminate the consulting agreement. In connection with the termination, the Company agreed to vest 20,000 shares of restricted stock.  The Company recorded compensation expense of $657 in connection with the vesting.  The remaining 180,000 shares of restricted stock have been forfeited.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Company’s initial public offering on October 29, 2020.  A total of 1,187,000 shares of common stock are reserved for issuance under this plan. As of December 31, 2020 the Company had not commenced any offering under the ESPP and no shares have been issued.

Stock Options

The following summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	3,911,633	$1.50	8.5	$3,915
Granted	4,613,861	$14.93
Exercised	(18,747)	$1.43
Cancelled	(588,964)	$6.83
Outstanding at December 31, 2020	7,917,783	$6.68	8.6	$277,894
Options exercisable at December 31, 2020	3,246,548	$1.88	7.4	$129,531
Vested or expected to vest at December 31, 2020	7,917,783	$6.68	8.6	$277,894

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of December 31, 2020, total unrecognized compensation expense related to stock option awards was $33,240, which amount is being recognized over a remaining weighted average period of 3.7 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2020, 2019 and 2018 was $14.93, $1.19 and $0.77, respectively. The fair value of each award was estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.31 - 0.56%	1.61 - 2.02%	2.45 - 2.89%
Expected term	6.25 years	5.52 - 10.0 years	5.52 - 9.96 years
Expected volatility	80.0% - 91.7%	49.2% - 78.0%	49.2%
Expected dividend yield	0%	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	For the Year Ended December 31,
	2020	2019	2018
Research and development expense	$3,565	$255	$192
General and administrative	3,892	369	222
Total stock-based compensation expense	$7,457	$624	$414

The components of stock-based compensation expense were:

	For the Year Ended December 31,
	2020	2019	2018
Restricted common stock	$657	$—	$5
Stock options	6,800	624	409
Total stock-based compensation expense	$7,457	$624	$414

During the year ended December 31, 2020 the Company modified the terms of certain options granted to a former employee.  As a result, the Company recorded a compensation expense of $1,951. There were no modifications during the years ended December 31, 2019 and 2018.

11. Income Taxes

During the years ended December 31, 2020, 2019 and 2018, the Company did not record a current or deferred income tax expense or benefit.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	21.0%
State taxes	(2.6)	6.2	4.0
Research and development credits	12.5	0.9	1.1
Stock-based compensation	(13.6)	—	—
Other	—	(0.5)	0.3
Change in valuation allowance	(17.3)	(27.6)	(26.4)
Total	0.0%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$14,069	$13,466
Stock-based compensation	1,072	1,024
Research and development credits	1,791	455
Other	53	152
Gross deferred tax assets	16,985	15,097
Less: valuation allowance	(16,985)	(15,097)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had federal net operating losses of $53,197 and state net operating loss carryforwards of $52,540. The Company also has federal and state research and development tax credit carryforwards of $1,574 and $274, respectively, which may be used to offset future tax liabilities. Federal net operating losses generated prior to 2018 of $27,522 can be carried back two years and carried forward 20 years. Federal net operating losses generated prior to 2018 and federal tax credit carryforwards will begin to expire in 2033. Federal net operating losses generated post 2017 of $25,675 can be carried forward indefinitely but can only offset 80 percent of annual taxable income. State net operating losses will begin to expire in 2033 and state tax credit carryforwards will begin to expire in 2031.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which are comprised principally of net operating loss carryforwards. Based on the Company’s cumulative net losses since inception and projected potential net operating loss for tax purposes in 2021, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $16,985 at December 31, 2020. The Company increased its valuation allowance by $1,888 for the year ended December 31, 2020 in order to maintain a full valuation allowance against its deferred tax assets.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the “IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC. Future owner or equity shifts, including an initial public offering, could result in limitations on net operating loss and credit carryforwards.

The Company performed an analysis through December 31, 2020 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that ownership changes occurred in 2014, resulting in an annual limitation of $169 on the use of its net operating losses and other tax attributes generated prior to the ownership change. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, additional tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files federal and Commonwealth of Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service (the “IRS”), and state tax authorities remains open for all tax years ended since the inception of the Company. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2020 nor has it recorded any penalties or interest.

12. Net Loss Per Share Attributable to Common Stockholders

The following outstanding potentially dilutive shares have been excluded from the calculation of diluted    net loss per share, as their effect is anti-dilutive:

	For the Year Ended December 31,
	2020	2019	2018
Convertible Preferred Stock	—	33,645,447	33,645,447
Stock options to purchase common stock	7,917,783	3,911,633	2,820,000
Non-vested restricted stock	—	200,000	200,000

13. Related Party Transactions

The Company recorded expense of $43, $145 and $0 for consulting services provided by an entity affiliated with the former interim Chief Financial Officer for the years ended December 31, 2020, 2019 and 2018, respectively.  Of these amounts, $0 and $20 were included in accrued expenses and other current liabilities as of December 31, 2020 and 2019, respectively.

NovaMedica

In May 2014, the Company entered into an exclusive license agreement with NovaMedica LLC, an affiliated entity of a stockholder, pursuant to which the Company granted NovaMedica a license to certain intellectual property rights for commercialization of a potential product for the treatment of hepatitis C. In connection with the license, the Company received a license fee of $200 in partial consideration for the grant of the license. Recognition of the license fee had been deferred until both the Company and NovaMedica finalized certain other terms and conditions of the license agreement.

The Company and NovaMedica failed to agree on the terms of an amendment to the license agreement and the license agreement was terminated in May 2020. The Company paid a fee of $400 in connection with the termination.

There were no other material transactions with related parties.