Form 10-Q
period 2021-03-31
Atea Pharmaceuticals, Inc.
filed 2021-05-13
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 82,736,937 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” "on track," “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•	our expectations relating to clinical trials for our product candidates, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•	the potential therapeutic benefits of our product candidates and the potential indications and market opportunities therefor;
•	the safety profile and related adverse events of our product candidates;
•	our plans to research, develop and commercialize our current and future product candidates;
•	the potential benefits of our collaboration with Roche or any future collaboration we may enter into with Roche or others;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we may receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our estimates regarding future revenue, expenses and results of operations;
•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•	our future financial position, capital requirements and needs for additional financing;
•	our business strategy;
•	developments relating to our competitors, competing treatments and vaccines and our industry;
•	our expectations regarding federal, state and foreign laws and regulations;
•	our ability to attract, motivate, and retain key personnel; and
•	the impact of the COVID-19 pandemic on our business, including our preclinical studies and clinical trials.

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors.” You should read these factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. These risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” the “Company” refer to Atea Pharmaceuticals, Inc. and its subsidiary.  All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

i

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

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

•	The market for therapeutics for the treatment of COVID-19 may be reduced, perhaps significantly, as uptake of vaccines that are effective in providing immunity continues to increase.
•	AT-527 may face significant competition from other treatments for COVID-19 that are currently marketed or are in development.
•	The COVID-19 pandemic continues to rapidly evolve and may materially and adversely affect our other business opportunities and financial results.
•

We have a limited operating history and no history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

•

We have incurred significant losses since inception. We expect our expenditures will increase for the foreseeable future. We have no products that have generated any commercial revenue and we may never achieve or maintain sustainable profitability.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$833,751	$850,117
Unbilled other receivable	—	5,815
Prepaid expenses and other current assets	6,394	7,545
Total current assets	840,145	863,477
Property and equipment, net	41	48
Other assets	463	107
Total assets	$840,649	$863,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	3,792	60
Accrued expenses and other current liabilities	15,104	14,368
Deferred revenue	235,382	301,367
Total current liabilities	254,278	315,795
Other liabilities	113	36
Total liabilities	254,391	315,831
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; 82,736,937 and 82,436,937 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	83	82
Additional paid-in capital	620,622	612,879
Accumulated deficit	(34,447)	(65,160)
Total stockholders’ equity	586,258	547,801
Total liabilities and stockholders’ equity	$840,649	$863,632

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Collaboration revenue	$65,985	$—
Operating expenses
Research and development	26,571	2,821
General and administrative	8,759	1,224
Total operating expenses	35,330	4,045
Income (loss) from operations	30,655	(4,045)
Interest income and other, net	58	57
Net income (loss) and comprehensive income (loss)	$30,713	$(3,988)
Net income (loss) per share attributable to common stockholders
Basic	$0.37	$(0.40)
Diluted	$0.34	$(0.40)
Weighted-average common shares outstanding
Basic	82,577,836	10,091,000
Diluted	89,099,075	10,091,000

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	82,436,937	$82	$612,879	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options			300,000	1	470	—	471
Stock-based compensation expense	—	—	—	—	7,273	—	7,273
Net income (loss)	—	—	—	—	—	30,713	30,713
Balance—March 31, 2021	—	$—	82,736,937	$83	$620,622	$(34,447)	$586,258

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2019	33,645,447	$69,114	10,091,100	$10	$4,632	$(54,213)	$(49,571)
Stock-based compensation expense	—	—	—	—	189	—	189
Net income (loss)	—	—	—	—	—	(3,988)	(3,988)
Balance—March 31, 2020	33,645,447	69,114	10,091,100	$10	$4,821	$(58,201)	$(53,370)

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$30,713	$(3,988)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	7,273	189
Depreciation and amortization expense	7	4
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	—
Prepaid expenses and other current assets	1,151	(192)
Other assets	(356)	—
Accounts payable	3,732	(150)
Accrued expenses and other liabilities	6,628	(371)
Deferred revenue	(65,985)	—
Net cash used in operating activities	(16,837)	(4,508)
Cash flows from investing activities
Additions to property and equipment	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	471	—
Payments made for initial public offering costs	—	(6)
Net cash provided by (used in) financing activities	471	(6)
Net decrease in cash, cash equivalents and restricted cash	(16,366)	(4,514)
Cash, cash equivalents and restricted cash at the beginning of period	850,224	21,768
Cash, cash equivalents and restricted cash at the end of period	$833,858	$17,254
Cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$833,751	$17,147
Restricted cash	107	107
Total cash, cash equivalents and restricted cash	$833,858	$17,254

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

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

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may discover and develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development will require significant amounts of additional capital, additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable or be able to sustain profitability. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations. The Company is also subject to risks associated with the COVID-19 global pandemic, including actual and potential delays associated with certain of its ongoing and anticipated trials, and potential negative impacts on the Company’s business operations and its ability to raise additional capital to finance its operations.

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any additional collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders. The Company believes that its cash and cash equivalents of $833,751 as of March 31, 2021 will be sufficient to fund its operations as currently planned through at least 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission

(“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of revenue recognition, accrued research and development expenses and the valuation of common stock in connection with the issuance of stock-based awards prior to the Company’s IPO. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim period.

Significant Accounting Policies

There were no changes in the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 30, 2021 except as discussed below.

Leases

The Company adopted Accounting Standards Updated (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”) effective January 1, 2021, using the modified retrospective method and utilized the effective date as its date of initial application, with prior periods presented in accordance with previous guidance under ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. The Company has elected not to recognize leases with an original term of one year or less on the condensed consolidated balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise the leases are classified as operating leases. Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

Prior to the Company’s IPO in November 2020, basic and diluted net loss per share attributable to common stockholders was determined using the two-class method, which is required for participating securities.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

In July 2018, an amendment was made that allows companies the option of using the effective date of the new standard as the initial application date (at the beginning of the period in which the new standard is adopted, rather than at the beginning of the earliest comparative period). This update includes a short-term lease exception for leases with a term of 12 months or less, in which a lessee can make an accounting policy election not to recognize the associated lease assets and lease liabilities on its balance sheet.

Additionally, in March 2019, the FASB issued ASU 2019-01 (“ASU No. 2019-01”). ASU No. 2019-01 clarifies the transition guidance related to interim disclosures provided in the year of adoption. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases, using classification criteria that are substantially similar to the previous guidance. For lessees, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous U.S. GAAP. The modified retrospective method includes several optional practical expedients that entities may elect to apply, as well as transition guidance specific to nonstandard leasing transactions.

As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the Company adopted the new standard effective January 1, 2021 using the modified retrospective method as of the beginning of the period of the adoption. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating lease as operating lease under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.

The adoption of this standard resulted in the recording of operating lease liabilities and right-of-use assets on the Company’s condensed consolidated balance sheet (see Note 9). The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statement of stockholders’ equity (deficit).

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with

Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted the standard effective January 1, 2021.  The adoption of the standard did not have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statement of stockholders’ equity (deficit).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard effective January 1, 2021.  The adoption of the standard did not have a material effect on the Company’s condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statement of stockholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. As an emerging growth company, the Company expects to delay adoption until January 1, 2023 and is evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

3. Collaboration Revenue

Background

In October 2020, the Company licensed to F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (collectively, “Roche”) under a license agreement (the “Roche License Agreement”) ex-US rights to develop and commercialize certain of the Company’s compounds, including AT-527.

The Company is responsible for completing certain ongoing clinical and non-clinical and manufacturing activities at its own expense. These obligations are referred to as the Atea Ongoing Studies and the Atea Manufacturing Obligations, respectively. The parties are collaboratively executing a global development plan intended to support regulatory approvals and are sharing joint development costs equally.

The Roche License Agreement provided for a nonrefundable upfront payment of $350,000 which the Company received in November 2020. In addition, the Roche License Agreement further provides that Roche is obligated to pay the Company up to $330,000 in the aggregate upon the achievement of certain development and regulatory milestone events; up to $320,000 in the aggregate upon the achievement of certain sales based milestone events; and tiered royalties based on annual net sales of the products covered by the agreement, ranging between low double-digits and mid-twenties, subject to certain adjustments and limitations. Further, under the Roche License Agreement, the Company has a one time option to request that Roche co-promote with the Company in the United States products covered by the Roche License Agreement that are successfully developed and commercialized. Roche has the right to terminate the Roche License Agreement for convenience pursuant to the terms of the agreement.

Accounting Analysis

The Company concluded that the License Agreement is under the scope of ASC 808 as both parties will actively participate in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success.  ASC 808 provides that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all of the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements related to such unit of account. The unit-of-account guidance in ASC 808, which aligns with the guidance in ASC 606 (that is, a distinct good or service) is used when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. Based on the Company’s analysis, it concluded that the delivery of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations should be accounted for under ASC 606.  The Company’s efforts under the global development plan and certain Atea Manufacturing Obligations in the initial year of the contract, will be accounted for under ASC 808.

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

The transaction price is being recognized as collaboration revenue over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations.  The Company concluded that an inputs method based on costs incurred compared to total estimated costs-to-complete approach most faithfully depicts the Company’s progress towards completion.

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

The Company classifies all revenues recognized under the Roche License Agreement as collaboration revenues within the accompanying condensed consolidated statements of operations and comprehensive income (loss).  For the three months ended March 31, 2021, the Company recognized collaboration revenue of $65,985 related to the combined performance obligation. As of March 31, 2021, the Company had deferred revenue of $235,382 related to the Roche License Agreement.  Deferred revenue is classified in current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2021 as the performance obligation is expected to be completed within twelve months.

For the three months ended March 31, 2021, costs reimbursable by Roche which are reflected as a reduction to operating expenses were $3,419. The Company recorded research and development expense of $14,517 related to its share of costs incurred by Roche of which $8,807 had not been reimbursed by the Company as of March 31, 2021 and was recorded as accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheet. Unbilled receivables related to the Roche Agreement were offset against amounts due to Roche included in accrued expenses and other current liabilities at March 31, 2021.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$805,994	$—	$—	$805,994
Total cash equivalents	$805,994	$—	$—	$805,994

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$846,701	$—	$—	$846,701
Total cash equivalents	$846,701	$—	$—	$846,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2021 and 2020.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2021	December 31, 2020
Research and development	$12,612	$10,546
Professional fees and other	1,668	1,079
Payroll and payroll related	824	2,743
Total accrued expenses and other current liabilities	$15,104	$14,368

6. Common Stock

At March 31, 2021, the authorized capital of the Company included 300,000,000 shares of common stock, of which 82,736,937 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering on October 29, 2020. The 2020 Plan provides for the issuance of up to 7,924,000 shares of common stock and for grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. In January 2021, the shares available under the plan were increased by 4,130,847 shares.

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

As of March 31, 2021 there were 8,977,597 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three months ended March 31, 2021, the Company granted 2,212,250 options to employees with an aggregate grant date fair market value of $112,471. No options were granted during the three months ended March 31, 2020.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2021	2020
Research and development expense	$3,198	$119
General and administrative	4,075	70
Total stock-based compensation expense	$7,273	$189

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$30,713	$(3,988)
Weighted average common shares outstanding, basic	82,577,836	10,091,000
Dilutive effect of outstanding stock options	6,521,239	—
Weighted average common shares outstanding, diluted	89,099,075	10,091,000
Net income (loss) per share, basic	$0.37	$(0.40)
Net income (loss) per share, diluted	$0.34	$(0.40)

Stock options for the purchase of 1,532,944 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2021 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period. For the three months ended March 31, 2020, 33,645,447 shares of convertible preferred stock, options to purchase 3,911,633 shares of common stock and 200,000 shares of non-vested restricted common stock have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

9. Leases

As of January 1, 2021, the date of adoption of ASC 842, the Company utilized operating classification for its facility lease and recorded a right-of-use asset and lease liability.

The following assets and liabilities are recorded on the Company’s balance sheet as of March 31, 2021.  The right-of-use asset is included in other assets, the current lease liability is included in accrued expenses and other current liabilities and the non-current lease liability is included in other liabilities, respectively.

As of March 31,
2021
Right-of-use asset	$356
Current lease liability	323
Non-current lease liability	114

The components of the lease costs for the three months ended March 31, 2021 were as follows:

Three Months Ended March 31,
2021
Operating lease costs	$70
Variable lease costs	6
Total lease costs	$76

The variable lease costs for the three months ended March 31, 2021 include common area maintenance and other operating charges associated with the Company’s lease of its principal office facilities in Boston, MA. As the Company’s lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

As of March 31,
2021
Remaining lease term (in years)	1.3
Discount rate	7%

Future minimum payments under the Company’s operating leases as of March 31, 2021 were as follows:

As of March 31,
2021
2021	$256
2022	200
Total lease payments	456
Less amount representing implied interest	(19)
Total lease liability	$437

10. Income Taxes

During the three months ended March 31, 2021 and 2020, the Company recorded no income tax provision for federal or state income taxes. The Company maintained a full valuation allowance for the three months ended March 31, 2021 and 2020 due to uncertainty regarding future taxable income.

11. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, dated December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from life threatening viral infections. Leveraging our deep understanding of antiviral drug development, nucleoside biology, and medicinal chemistry, we have built a proprietary purine nucleotide prodrug platform to develop novel product candidates to treat single stranded ribonucleic acid viruses, which are a prevalent cause of severe viral diseases. Currently, we are focused on the development of orally available, potent, and selective nucleotide and nucleoside prodrugs for difficult to treat, life-threatening viral infections, including SARS-CoV-2, the virus that causes COVID-19, dengue virus, chronic hepatitis C infection (“HCV”), and respiratory syncytial virus (“RSV”).

AT-527 for the Treatment of COVID-19

Our product candidate for the treatment of patients with COVID-19 is AT-527, an orally administered, novel antiviral agent. In October 2020, we entered into a license agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including AT-527, outside of the United States (other than for certain HCV uses). We, together with our collaborator Roche, initiated in April 2021 a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting (MORNINGSKY). In addition, currently we are evaluating AT-527 for the treatment of patients with mild or moderate COVID-19 in two Phase 2 clinical trials.  The first trial is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in approximately 190 adult patients with moderate COVID-19 and one or more risk factors for poor outcomes in a hospitalized setting.  We dosed our first patient in September 2020 and expect to report interim virology data from this clinical trial in the second quarter of 2021. The second trial, which is being conducted in collaboration with Roche, is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in up to 220 adult patients with mild or moderate COVID-19 in an outpatient setting (MOONSONG). The first patient in this trial was dosed in February 2021. We expect to report interim virology data from this trial in the second quarter of 2021. We recently reported positive results from a Phase 1 trial which is part of a comprehensive Phase 1 program that includes several clinical trials in healthy volunteers either currently underway or planned.

AT-752 for the Treatment of Dengue

We are developing AT-752, an oral, purine nucleoside prodrug product candidate for the treatment of dengue.  AT-752 has shown potent activity against all serotypes tested in preclinical studies. In March 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1a trial to evaluate the safety and pharmacokinetics (“PK”) of several different dosages of AT-752 in 50-60 healthy adult subjects. Following the completion of the Phase 1a trial, we expect to initiate in the second half of 2021 a Phase 1b trial of AT-752 in 60-80 adult subjects with dengue virus infection to evaluate antiviral activity, safety and PK. As part of the Roche License Agreement, we agreed that we would not commercialize AT-752 outside the United States unless we enter into a separate agreement with Roche to do so.

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

Financial Operations Overview

As of March 31, 2021, we had cash and cash equivalents of $833.8 million. Net cash used in operating activities was $16.8 million for the three months ended March 31, 2021. We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees paid to third parties, including CROs and CMOs, to conduct certain research and development activities on our behalf, consulting costs, certain payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

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

As discussed in Note 3 to our unaudited consolidated financial statements, we and Roche share certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses are recorded in research and development expenses. These costs represent a material portion of our total expenses and may continue to increase based on the activities being performed by Roche.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
COVID-19 external costs	$18,113	$135
Dengue external costs	1,279	233
HCV external costs	15	1,441
RSV external costs	396	379
Internal research and development costs	6,768	633
Total research and development costs	$26,571	$2,821

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$65,985	$—	$65,985
Operating expenses:
Research and development	26,571	2,821	23,750
General and administrative	8,759	1,224	7,535
Total operating expenses	35,330	4,045	31,285
Income (loss) from operations	30,655	(4,045)	34,700
Interest income and other, net	58	57	1
Net income (loss)	$30,713	$(3,988)	$34,701

Revenue

Collaboration revenue for the three months ended March 31, 2021 was derived from the Roche License Agreement that was executed in October 2020. As discussed in Note 3 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, revenue is being recognized over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations.

Research and Development Expenses

Research and development expenses increased by $23.8 million from $2.8 million for the three months ended March 31, 2020 to $26.6 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily due to a $17.5 million increase in external expenses incurred related to the CRO and CMO services in conjunction with the advancement of product candidates for the treatment of COVID-19 and dengue, including $14.5 million related to the Company’s share of costs incurred by Roche, and an increase of $6.2 million in internal spend primarily due to an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $3.1 million for our research and product development employees and consulting fees and other research and development expenses. Research and development expenses include a reduction of $3.4 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited consolidated financial statements. The Company also recorded research and development expense of $14.5 million relating to its share of costs incurred by Roche.

General and Administrative Expenses

General and administrative expenses increased by $7.6 million from $1.2 million for the three months ended March 31, 2020 to $8.8 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense of $5.0 million; professional fees of $1.0 million; and an increase in other general and administrative expenses of $1.5 million.

Interest Income and Other, Net

Interest income and other, net, remained consistent during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to lower interest rates applied to higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2021, we had cash and cash equivalents of $833.8 million.  We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

See Part II, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,837)	$(4,508)
Investing activities	—	—
Financing activities	471	(6)
Net decrease in cash, cash equivalents and restricted cash	$(16,366)	$(4,514)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $16.8 million. Cash used in operating activities was primarily due to research and development expenses of $26.6 million and general and administrative expenses of $8.8 million, offset by stock-based compensation of $7.3 million, an increase in accounts payable and accrued expenses of $10.4 million, an increase in other assets of $0.3 million and a decrease in prepaid expenses of $1.2 million. The Company recognized revenue of $66.0 million for the three months ended March 31, 2021. The revenue recognized did not have an impact on net cash used in operating activities as this amount was previously included in deferred revenue as of December 31, 2020.

Net cash used in operating activities was $4.5 million for the three months ended March 31, 2020. Cash used in operating activities was primarily related to the use of funds in our efforts to develop our product candidates, resulting in a net loss of $4.0 million, offset by stock-based compensation of $0.2 million. Additional uses of cash during the period included an increase in prepaid expenses of $0.2 million and a decrease in accounts payable and accrued expenses of $0.5 million.

Cash Flows from Investing Activities

There were no cash flows from investing activities for either the three months ended March 31, 2021 or 2020.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2021 and consisted of proceeds from the exercise of stock options.

Net cash used in financing activities was less than $0.1 million for the three months ended March 31, 2020 and consisted of payments of deferred offering costs.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

We enter into contracts in the normal course of business with third-party contract organizations including CROs and CMOs for preclinical and clinical studies and testing, manufacture and supply of our preclinical materials and other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

Critical Accounting Policies, Significant Judgments and Use of Estimates

Our financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three months ended March 31, 2021 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as discussed in Note 2, “Summary of Significant Accounting Policies” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2021, we had cash and cash equivalents of $833.8 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development of AT-527 for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of AT-527 as a potential treatment for COVID-19.  In October 2020, we entered into a license agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including AT-527, outside of the United States (other than for certain HCV uses). Together with Roche, we have only recently initiated a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting.  Concurrently, we are also evaluating AT-527 for the treatment of patients with mild to moderate COVID-19 in two Phase 2 clinical trials. Additionally, we are currently conducting a comprehensive Phase 1 program that includes one completed trial for which results were recently published, ongoing Phase 1 studies and additional Phase 1 studies that are being planned. We have committed and plan to continue to commit significant financial and personnel resources to the development of AT-527 as a potential treatment for COVID-19. If we are unable to successfully develop AT-527 for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing AT-527 as a potential treatment for COVID-19, which could have a material adverse impact on our business. If the data from our clinical trials are not supportive of further development of AT-527 as a treatment for COVID-19 or the investor community has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

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

We believe that there is an urgent unmet need for effective orally administered COVID-19 treatments particularly for patients in the outpatient setting. Accordingly, if the data from our ongoing and planned clinical trials of AT-527 in COVID-19 patients are positive, we may pursue certain expedited development, review and approval programs offered by the U.S. Food and Drug Administration (“FDA”) to sponsors of drugs designed to treat serious diseases and conditions. These programs may offer the potential for a more rapid approval and commercialization process than traditional FDA review pathways. In order to prepare for the possibility that we may be required to develop and rapidly commercialize AT-527, we have entered and may enter into additional agreements with, and make payments to, contract manufacturing organizations (“CMOs”), third parties we are engaging to assist us in the potential commercialization of AT-527, and other third parties prior to obtaining any approval to market AT-527 for the treatment of COVID-19. As a result, we may not be able to recover these costs if AT-527 is not approved for the treatment of COVID-19, which could have a material adverse effect on our business.

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

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in October 2020, the FDA approved the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and in November 2020 the FDA granted Regeneron an emergency use authorization for the use of casirivimab and imdevimab, administered together, for the treatment of mild to moderate coronavirus COVID-19 in adult and certain pediatric patients with positive results of direct SARS-CoV-2 viral testing who are at high risk for progressing to severe COVID-19 and/or hospitalization. In the same month, FDA granted Eli Lily emergency use authorization for bamlanivimab for the treatment of mild to moderate COVID-19 in adult and certain pediatric patients.  There are other companies that are currently pursuing authorization for emergency use of their respective products.  For example, in March 2021, VIR Biotechnology, Inc. and GlaxoSmithKline submitted to the FDA a request for authorization for the emergency use of VIR-7831 for the treatment of adults and adolescents with mild to moderate COVID-19.  In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been recently authorized for emergency use.  In December 2020, the FDA granted authorization for emergency use for vaccines from Pfizer Inc. and BioNTech and Moderna, Inc. each of which announced clinical trial results showing that their respective vaccine candidate was found to be more than 90% effective in preventing COVID-19 during such trials and in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen Pharmaceutical Company. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. For example, molnupiravir, an orally administered direct-acting antiviral, which is being developed by Merck and Ridgeback Biotherapeutics is currently in Phase 2/3 development in the outpatient setting and Pfizer has initiated clinical development of protease inhibitors, another form of direct acting antiviral.   Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If any other company develops treatments more rapidly or effectively than we do, develops a treatment that becomes the standard of care, develops a treatment at a lower cost, or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize AT-527 for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations.

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

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we may not maintain profitability.

We have incurred significant operating expenses since our inception, including operating expenses of $35.3 million and $59.7 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Prior to the quarter ended March 31, 2021, we had incurred significant operating losses. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities.

We expect to continue to incur significant additional operating expenses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, develop new product candidates, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products, and we may incur operating losses in future periods. In order to obtain FDA approval to market any product candidate in the United States, we must submit to the FDA a New Drug Application (“NDA”) demonstrating to the FDA’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or maintain profitability. Our expenses will also increase substantially if or as we:

•

initiate additional clinical trials of our most advanced product candidate, AT-527, and progress our ongoing clinical trials for the treatment of patients with moderate COVID-19 and our current and planned Phase 1 clinical trials in healthy volunteers;

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

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates will require additional preclinical and/or clinical development, regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur operating expenses and use cash for operating activities for the foreseeable future. These operating expenses and use of cash have had, and will continue to have, an adverse effect on our working capital. Additionally, we may incur operating losses in future periods.

The amount of future expenses or losses and our ability to maintain profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future until we have successfully developed one or more product candidates, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

We have not generated any revenue from product sales and may not be able to maintain profitability.

Our ability to maintain profitability depends upon our ability to generate revenue from product sales. Prior to the execution of the Roche License Agreement, we had not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development which may necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Many of the factors listed above are beyond our control, and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercialize our product candidates. Even if we are able to commercialize our product candidates, we may not be able to maintain profitability after generating product sales. If we are unable to generate sufficient revenue through the sale of our product candidates or any future product candidates, we may be unable to continue operations without continued funding.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites. According to the guidance, the FDA intends to request such remote interactive evaluations in situations where an in-person inspection would not be prioritized, deemed mission-critical, or where direct inspection is otherwise limited by travel restrictions, but where the FDA determines that remote evaluation would be appropriate. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 included aggregate reductions of Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including our relationships with physicians and other healthcare providers, some of whom are compensated in the form of stock or stock options for services provided to us and may be in the position to influence the ordering of or use of our product candidates, if approved, may not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-

consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, including our ongoing Phase 1, Phase 2 and Phase 3 clinical trials for AT-527 for the treatment of COVID-19, our Phase 1 clinical trial of AT-752 for the treatment of dengue and our Phase 1/2a clinical trial of AT-787 for the treatment of HCV, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates including Roche with respect to the clinical development of AT-527. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Furthermore, the WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the U.S. government recently took a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty and therefore could adversely affect our business. If a waiver is approved and covers COVID-19 treatments, such as AT-527, our ability to successfully commercialize AT-527 and protect our related technology could be adversely affected.

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

As of May 13, 2021, we had 42 full-time employees. Our focus on the development of AT-527 alone requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Following a national referendum and enactment of legislation by the government of the U.K., the U.K. formally withdrew from the EU on January 31, 2020, commonly referred to as “Brexit” and, following the expiration of the Brexit transitional period on December 31, 2020, the U.K. now operates under a distinct regulatory regime and certain EU laws now only apply to the U.K. in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland, including but not limited to marketing authorizations). The Medicines and Healthcare products Regulatory Agency is now the U.K.’s standalone regulator. Although the U.K. and European Union have now reached an agreement on its future trading relationship (implemented in the EU-U.K. Trade and Cooperation Agreement from January 1, 2021 (“TCA”)), the agreement does not cover all regulatory areas regarding supply of medicinal product, which will likely be subject to future bilateral discussions going forward and could further change the relationship between the U.K. and the EU in this regard.

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

Our executive officers, directors, and 5% stockholders beneficially own at least 30% of our common stock as of May 13, 2021. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 82,736,937 outstanding shares of common stock as of May 13, 2021.  Substantially all of these shares are eligible for sale. Additionally, holders of an aggregate of 57,932,090 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act of 1933, as amended, or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Based on our current market capitalization we may become a large accelerated filer for the year ended December 31, 2021 in which case we would lose our status as an emerging growth company. The final determination will not be known until June 30, 2021, the last day of our second fiscal quarter in 2021.

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

None.

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

The remaining net proceeds from our IPO have been invested primarily in money market accounts.  There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 29, 2020.

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

ATEA PHARMACEUTICALS, INC.

Date: May 13, 2021	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 13, 2021	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)