Form 10-Q
period 2021-06-30
Atea Pharmaceuticals, Inc.
filed 2021-08-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 10, 2021, the registrant had 82,776,937 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$816,460	$850,117
Accounts receivable	50,000	—
Unbilled other receivable	—	5,815
Prepaid expenses and other current assets	4,650	7,545
Total current assets	871,110	863,477
Property and equipment, net	33	48
Other assets	400	107
Total assets	$871,543	$863,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	10,701	60
Accrued expenses and other current liabilities	37,961	14,368
Deferred revenue	224,991	301,367
Total current liabilities	273,653	315,795
Other liabilities	29	36
Total liabilities	273,682	315,831
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 82,776,937 and 82,436,937 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	83	82
Additional paid-in capital	630,686	612,879
Accumulated deficit	(32,908)	(65,160)
Total stockholders’ equity	597,861	547,801
Total liabilities and stockholders’ equity	$871,543	$863,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$60,391	$—	$126,376	$—
Operating expenses
Research and development	39,803	7,755	66,375	10,576
General and administrative	11,901	2,248	20,658	3,472
Total operating expenses	51,704	10,003	87,033	14,048
Income (loss) from operations	8,687	(10,003)	39,343	(14,048)
Interest income and other, net	52	10	109	67
Income (loss) before income taxes	8,739	(9,993)	39,452	(13,981)
Income tax expense	(7,200)	—	(7,200)	—
Net income (loss) and comprehensive income (loss)	$1,539	$(9,993)	$32,252	$(13,981)
Net income (loss) per share attributable to common stockholders
Basic	$0.02	$(0.99)	$0.39	$(1.39)
Diluted	$0.02	$(0.99)	$0.36	$(1.39)
Weighted-average common shares outstanding
Basic	82,743,530	10,096,307	82,662,019	10,093,689
Diluted	88,091,384	10,096,307	88,683,767	10,093,689

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	82,436,937	$82	$612,879	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options	—	—	300,000	1	470	—	471
Stock-based compensation expense	—	—	—	—	7,273	—	7,273
Net income (loss)	—	—	—	—	—	30,713	30,713
Balance—March 31, 2021	—	—	82,736,937	83	620,622	(34,447)	586,258
Issuance of common stock upon exercise of stock options	—	—	40,000	—	57	—	57
Stock-based compensation expense	—	—	—	—	10,007	—	10,007
Net income (loss)	—	—	—	—	—	1,539	1,539
Balance—June 30, 2021	—	$—	82,776,937	$83	$630,686	$(32,908)	$597,861

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2019	33,645,447	$69,114	10,091,100	$10	$4,632	$(54,213)	$(49,571)
Stock-based compensation expense	—	—	—	—	189	—	189
Net income (loss)	—	—	—	—	—	(3,988)	(3,988)
Balance—March 31, 2020	33,645,447	69,114	10,091,100	10	4,821	(58,201)	(53,370)
Issuance of Series D convertible preferred stock, net of issuance costs of $869	15,313,382	106,631	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,747	—	27	—	27
Stock-based compensation expense	—	—	—	—	209	—	209
Net income (loss)	—	—	—	—	—	(9,993)	(9,993)
Balance—June 30, 2020	48,958,829	$175,745	10,109,847	$10	$5,057	$(68,194)	$(63,127)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$32,252	$(13,981)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	17,280	398
Depreciation and amortization expense	15	8
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	—
Prepaid expenses and other current assets	2,895	(2,409)
Other assets	(293)	—
Accounts payable	16,456	2,643
Accrued expenses and other liabilities	23,586	1,035
Deferred revenue	(76,376)	—
Net cash used in operating activities	(34,185)	(12,306)
Cash flows from investing activities
Additions to property and equipment	—	(6)
Net cash used in investing activities	—	(6)
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	106,631
Proceeds from issuance of common stock for exercise of stock options	528	27
Payments made for initial public offering costs	—	(215)
Net cash provided by financing activities	528	106,443
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,657)	94,131
Cash, cash equivalents and restricted cash at the beginning of period	850,224	21,768
Cash, cash equivalents and restricted cash at the end of period	$816,567	$115,899
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$816,460	$115,792
Restricted cash	107	107
Total cash, cash equivalents and restricted cash	$816,567	$115,899

Supplemental disclosure of noncash financing activities
Equity issuance costs included in accounts payable and accrued expenses	$—	$919

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any additional collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders. The Company believes that its cash and cash equivalents of $816,460 as of June 30, 2021 will be sufficient to fund its operations as currently planned through at least 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission

(“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of revenue recognition, accrued research and development expenses, income taxes and the valuation of common stock in connection with the issuance of stock-based awards prior to the Company’s IPO. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2021 and June 30, 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and its cash flows for the three and six months ended June 30, 2021 and 2020. The results for the six months ended June 30, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim period.

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

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. The Company has elected not to recognize leases with an original term of one year or less on the unaudited condensed consolidated balance sheet. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and current and non-current lease liabilities, as applicable.

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

As the Company has elected to use the extended transition period for complying with new or revised accounting standards as available under the Jobs Act, the Company adopted the new standard effective January 1, 2021 using the modified retrospective method as of the beginning of the period of the adoption. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for its existing operating lease as an operating lease under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.

The adoption of this standard resulted in the recording of operating lease liabilities and right-of-use assets on the Company’s unaudited condensed consolidated balance sheet (see Note 9). The adoption of the standard did not have a material effect on the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss), unaudited condensed consolidated statements of cash flows or unaudited condensed consolidated statement of stockholders’ equity (deficit).

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The Company adopted the standard effective January 1, 2021.  The adoption of the standard did not have a material effect on the Company’s unaudited condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss), condensed consolidated statements of cash flows or condensed consolidated statement of stockholders’ equity (deficit).

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard effective January 1, 2021.  The adoption of the standard did not have a material effect on the Company’s unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and comprehensive income (loss), unaudited condensed consolidated statements of cash flows or unaudited condensed consolidated statement of stockholders’ equity (deficit).

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The standard will be effective for the Company effective December 31, 2021 and the Company is evaluating the impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.

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

The Roche License Agreement provided for a nonrefundable upfront payment of $350,000 which the Company received in November 2020. In addition, the Roche License Agreement further provides that Roche is obligated to pay the Company up to $330,000 in the aggregate upon the achievement of certain development and regulatory milestone events; up to $320,000 in the aggregate upon the achievement of certain sales based milestone events; and tiered royalties based on annual net sales of the products covered by the agreement, ranging between low double-digits and mid-twenties, subject to certain adjustments and limitations. The Company achieved a development milestone in the amount of $50,000 during the three months ended June 30, 2021. Further, under the Roche License Agreement, the Company has a one time option to request that Roche co-promote with the Company in the United States products covered by the Roche License Agreement that are successfully developed and commercialized. Roche has the right to terminate the Roche License Agreement for convenience pursuant to the terms of the agreement.

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

The initial transaction price was $350,000 which consisted of the upfront payment. The Company concluded that all other forms of variable consideration, including future development and regulatory milestones should be constrained at contract inception. As part of this conclusion, the Company assessed the stage of development and risk associated with remaining development required to achieve each milestone, including whether the achievement of certain milestones was outside the control of the Company. During the three months ended June 30, 2021, the transaction price was increased to $400,000 which includes the $350,000 upfront payment and $50,000 related to the development milestone payment achieved during the three months ended June 30, 2021. Sales based milestone payments and royalty payments qualify for the sales based royalty exception and will be recognized when the underlying sale transaction have occurred.

The transaction price is being recognized as collaboration revenue over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations.  The Company concluded that an inputs method based on costs incurred compared to total estimated costs-to-complete approach most faithfully depicts the Company’s progress towards completion. Revenue recognized for the three months ended June 30, 2021 was calculated by applying the cumulative percent complete to the transaction price of $400,000 minus the cumulative revenue previously recognized.

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

The Company classifies all revenues recognized under the Roche License Agreement as collaboration revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).  For the three and six months ended June 30, 2021, the Company recognized collaboration revenue of $60,391 and $126,376, respectively, related to the combined performance obligation. As of June 30, 2021, the Company had deferred revenue of $224,991 related to the Roche License Agreement.  Deferred revenue is classified in current liabilities in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2021 as the performance obligation associated with the deferred revenue as of June 30, 2021 is expected to be completed within twelve months.

For the three and six months ended June 30, 2021, costs reimbursable by Roche which are reflected as a reduction to operating expenses were $2,478 and $5,897, respectively. The Company recorded research and development expense of $23,212 and $37,729, respectively, related to its share of costs incurred by Roche. The net liability to Roche related to reimbursable costs was $29,541 as of June 30, 2021, with $8,807 recorded as accounts payable and $20,734 recorded as accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet. Unbilled receivables as of December 31, 2020 were offset against amounts due to Roche included in accounts payable at June 30, 2021.

Included in accounts receivable is $50,000 related to a milestone achieved by the Company during the three months ended June 30, 2021. This amount was received in July 2021.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$811,693	$—	$—	$811,693
Total cash equivalents	$811,693	$—	$—	$811,693

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$846,701	$—	$—	$846,701
Total cash equivalents	$846,701	$—	$—	$846,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

There were no transfers among Level 1, Level 2 or Level 3 categories in the six months ended June 30, 2021 and 2020.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2021	December 31, 2020
Research and development	$26,925	$10,546
Professional fees and other	2,071	1,079
Payroll and payroll related	1,765	2,743
Income taxes	7,200	—
Total accrued expenses and other current liabilities	$37,961	$14,368

6. Common Stock

At June 30, 2021, the authorized capital of the Company included 300,000,000 shares of common stock, of which 82,776,937 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s initial public offering on October 29, 2020. The 2020 Plan provides for the issuance of up to 7,924,000 shares of common stock and for grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. In January 2021, the shares available under the plan were increased by 4,130,847 shares.

The 2020 Plan replaced and is the successor of 2013 Equity Incentive Plan, as amended (the “2013 Plan”), which provided for the grant of incentive stock options, non-qualified stock options, restricted common stock awards and other awards for up to 7,807,200 shares of common stock to employees, officers, directors and consultants of the Company. Upon the closing of the Company’s IPO the 2013 Plan was terminated and no further awards will be made under the 2013 Plan. Any cancellation of outstanding awards at the time of the IPO under the 2013 Plan will be made available for grant under 2020 Plan.

As of June 30, 2021 there were 8,127,850 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three and six months ended June 30, 2021, the Company granted 1,022,045 and 3,234,295 options, respectively, to employees with an aggregate grant date fair market value of $19,812 and $132,283, respectively. During the three and six months ended June 30, 2020, 293,861 options were granted with an aggregate grant date fair market value of $317.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expense	$4,573	$38	$7,771	$157
General and administrative	5,434	171	9,509	241
Total stock-based compensation expense	$10,007	$209	$17,280	$398

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,539	$(9,993)	$32,252	$(13,981)
Weighted average common shares outstanding, basic	82,743,530	10,096,307	82,662,019	10,093,689
Dilutive effect of outstanding stock options	5,347,854	—	6,021,748	—
Weighted average common shares outstanding, diluted	88,091,384	10,096,307	88,683,767	10,093,689
Net income (loss) per share, basic	$0.02	$(0.99)	$0.39	$(1.39)
Net income (loss) per share, diluted	$0.02	$(0.99)	$0.36	$(1.39)

Stock options for the purchase of 3,548,713 and 2,308,070 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2021, respectively, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period. For the three and six months ended June 30, 2020, 48,958,829 shares of convertible preferred stock, options to purchase 4,186,747 shares of common stock and 200,000 shares of non-vested restricted common stock have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

9. Leases

As of January 1, 2021, the date of adoption of ASC 842, the Company utilized operating classification for its facility lease and recorded a right-of-use asset and lease liability.

The following assets and liabilities are recorded on the Company’s balance sheet as of June 30, 2021.  The right-of-use asset is included in other assets, the current lease liability is included in accrued expenses and other current liabilities and the non-current lease liability is included in other liabilities, respectively.

As of June 30,
2021
Right-of-use asset	$293
Current lease liability	332
Non-current lease liability	29

The components of the lease allocated between the general and administrative and the research and development expenses on the unaudited condensed consolidated statement of operations costs for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating lease costs	$71	$141
Variable lease costs	11	20
Total lease costs	$82	$161

The variable lease costs for the three and six months ended June 30, 2021 include common area maintenance and other operating charges associated with the Company’s lease of its principal office facilities in Boston, MA. As the Company’s lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

As of June 30,
2021
Remaining lease term (in years)	1.1
Discount rate	7%

Future minimum payments under the Company’s operating leases as of June 30, 2021 were as follows:

As of June 30,
2021
2021	$171
2022	200
Total lease payments	371
Less amount representing implied interest	(10)
Total lease liability	$361

10. Income Taxes

The Company recorded a provision for income taxes of $7,200 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2020. The tax expense recorded in the quarter ended June 30, 2021 is due to the application of a year-to-date effective tax rate rather than an annual effective rate estimated for the entire year as the Company determined that using a year-to-date approach resulted in a better estimate of its income tax expense/benefit. The Company used a year-to-date effective tax rate during the quarter ended June 30, 2021 due to a change in forecast resulting in the Company anticipating a federal and state taxable income for the year, while maintaining a full valuation allowance on its net deferred tax assets.

For the three and six months ended June 30, 2021, the Company utilized deferred tax assets, consisting of net operating loss carryforwards and research and development credits, in the amount of $17,100 to offset taxable income. The Company continues to maintain a full valuation allowance against its remaining net deferred tax assets as of June 30, 2021, as it is more likely than not that any future benefit beyond 2021 will not be realized.

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

12. Benefit Plan

During the three months ended June 30, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The plan covers substantially all employees who meet minimum age and service requirements.  Under the terms of the plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three and six months ended June 30, 2021 the Company recognized expense of $76 relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the three months ended June 30, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors.  The agreement provides for annual retainer of $110, the Company recognized expense in the amount of $14 for the three and six months ended June 30, 2021, of which $14 is included in accrued expenses and other current liabilities as of June 30, 2021.

14. Subsequent Events

On July 19, 2021, the “Company” entered into a sublease (the “Sublease”) pursuant to which the Company will lease office space in Boston, Massachusetts (the “Premises”). The term of the Sublease is expected to commence on January 1, 2022 (the “Commencement Date”) and end on December 31, 2026.

The Sublease provides that the initial base rent for the Premises will be $66 per month, subject to upward adjustment of 2% each year starting on the first anniversary of the Commencement Date.  In addition to base rent, the Company is required to pay certain operating expenses and taxes associated with the Premises as well as certain utilities supplied to the Premises.  The sublease includes a leasehold improvement allowance of $877 for certain improvements the Company is expecting to construct in the Premises.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, dated December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

We, together with our collaborator Roche, initiated in April 2021 a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting (MORNINGSKY).  In June 2021, the first patient was enrolled in a Phase 3 six month follow-on study (MEADOWSPRING) that is designed to evaluate the impact of AT-527 treatment on the long-term sequelae of COVID-19 in patients previously enrolled in MORNINGSKY.

In addition, we are currently evaluating AT-527 for the treatment of patients with mild or moderate COVID-19 in two Phase 2 clinical trials.  The first trial is a randomized, double-blind, placebo-controlled Phase 2 clinical trial in approximately 190 adult patients with moderate COVID-19 and one or more risk factors for poor outcomes in the hospital setting.  We dosed our first patient in this clinical trial in September 2020.  In June 2021, we announced results of the interim analysis of data from this first Phase 2 clinical trial.  These interim results included data from 70 patients of which data from 62 patients were evaluable for virology analysis. Interim virology results indicated that AT-527 rapidly reduced viral load levels. At Day 2, patients receiving AT-527 experienced a 0.7 log10 (80%) greater mean reduction from baseline viral load as compared to placebo. A sustained difference in viral load reduction was maintained through Day 8. In addition, AT-527’s SARS-CoV-2 potent antiviral activity was also observed in patients with baseline viral loads above the median of 5.26 log10 as compared to placebo. The results showed that viral clearance of SARS-CoV-2 RNA in patients with higher baseline viral load (≥ median) is faster in patients treated with AT-527 versus placebo.

The second Phase 2 clinical trial, which is being conducted in collaboration with Roche, is a randomized, double-blind, placebo-controlled clinical trial in up to 220 adult patients with mild or moderate COVID-19 in an outpatient setting (MOONSONG). The first patient in this trial was dosed in February 2021. We expect to report interim virology data from this trial in the second half of 2021.

In addition to the ongoing Phase 3 and Phase 2 clinical trials we are also conducting a comprehensive Phase 1 program that includes several clinical trials in healthy volunteers which are either currently underway or planned.

AT-752 for the Treatment of Dengue

We are developing AT-752, an oral, purine nucleoside prodrug product candidate for the treatment of dengue.  AT-752 has shown potent activity against all serotypes tested in preclinical studies. In March 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1a trial to evaluate the safety and pharmacokinetics (“PK”) of several different dosages of AT-752 in 50-60 healthy adult subjects. Part 1 of this Phase 1a trial, consisting of single ascending dose escalation of AT-752, has been completed and Part 2 of this trial, which is evaluating multiple doses of AT-752, has been initiated. The Phase 1b trial of AT-752 is evaluating antiviral activity, viral kinetics, safety and PK in 60-80 adult subjects with dengue virus infection. As part of the Roche License Agreement, we agreed that we would not commercialize AT-752 outside the United States unless we enter into a separate agreement with Roche to do so.

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

Financial Operations Overview

As of June 30, 2021, we had cash and cash equivalents of $816.5 million. Net cash used in operating activities was $34.2 million for the six months ended June 30, 2021. We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. Our internal research and development costs are primarily personnel-related costs, including stock-based compensation, facility costs, including depreciation and lab consumables. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

As discussed in Note 3 to our unaudited condensed consolidated financial statements, we and Roche share certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses are recorded in research and development expenses. These costs represent a material portion of our total expenses and may continue to increase based on the activities being performed by Roche.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
COVID-19 external costs	$28,841	$5,352	$46,954	$5,487
Dengue external costs	2,313	816	3,592	1,049
HCV external costs	25	242	40	1,683
RSV external costs	547	281	943	660
Internal research and development costs	8,077	1,064	14,846	1,697
Total research and development costs	$39,803	$7,755	$66,375	$10,576

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

Income Taxes

Income taxes consists primarily of federal and state income taxes.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$60,391	$—	$60,391
Operating expenses:
Research and development	39,803	7,755	32,048
General and administrative	11,901	2,248	9,653
Total operating expenses	51,704	10,003	41,701
Income (loss) from operations	8,687	(10,003)	18,690
Interest income and other, net	52	10	42
Income (loss) before income taxes	8,739	(9,993)	18,732
Income tax expense	(7,200)	—	(7,200)
Net income (loss) and comprehensive income (loss)	$1,539	$(9,993)	$18,732

Revenue

Collaboration revenue for the three months ended June 30, 2021 was derived from the Roche License Agreement that was executed in October 2020. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, revenue is being recognized over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations. Revenue was calculated based on a transaction price of $400.0 million, which consisted of the upfront payment of $350.0 million and $50.0 million from a milestone achieved during the quarter.

Research and Development Expenses

Research and development expenses increased by $32.0 million from $7.8 million for the three months ended June 30, 2020 to $39.8 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily due to a $25.0 million increase in external expenses incurred related to the CRO and CMO services in conjunction with the advancement of product candidates for the treatment of COVID-19 and dengue, including $23.2 million related to the Company’s share of costs incurred by Roche, and an increase of $7.0 million in internal spend primarily due to the expansion of our organization resulting in an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $4.5 million for our research and product development employees and consulting fees and other research and development expenses. Research and development expenses include a reduction of $2.5 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited condensed consolidated financial statements.

General and Administrative Expenses

General and administrative expenses increased by $9.7 million from $2.2 million for the three months ended June 30, 2020 to $11.9 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase in payroll and personnel-related expenses of $6.5 million, including salaries, benefits and stock-based compensation expense of $5.3 million; professional fees of $1.4 million; and an increase in other general and administrative expenses of $1.8 million.

Interest Income and Other, Net

Interest income and other, net, remained consistent during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to lower interest rates applied to higher investment balances.

Income Tax Expense

Income tax expense was $7.2 million and $0 million for the three months ended June 30, 2021 and 2020, respectively. The effective tax rate for the three months ended June 30, 2021 and 2020 was 82% and 0%, respectively. The increase in income tax expense was primarily due to higher income before income taxes due to revenue generated in 2021. The tax provision for the three months ended June 30, 2021 was calculated based on the year to date effective rate.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$126,376	$—	$126,376
Operating expenses:
Research and development	66,375	10,576	55,799
General and administrative	20,658	3,472	17,186
Total operating expenses	87,033	14,048	72,985
Income (loss) from operations	39,343	(14,048)	53,391
Interest income and other, net	109	67	42
Income (loss) before income taxes	39,452	(13,981)	53,433
Income tax expense	(7,200)	—	(7,200)
Net income (loss) and comprehensive income (loss)	$32,252	$(13,981)	$46,233

Revenue

Collaboration revenue for the six months ended June 30, 2021 was derived from the Roche License Agreement that was executed in October 2020. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, revenue is being recognized over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations. Revenue was calculated based on a transaction price of $400.0 million, which consisted of the upfront payment of $350.0 million and $50.0 million from a milestone achieved during the quarter.

Research and Development Expenses

Research and development expenses increased by $55.8 million from $10.6 million for the six months ended June 30, 2020 to $66.4 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily due to a $42.6 million increase in external expenses incurred related to the CRO and CMO services in conjunction with the advancement of product candidates for the treatment of COVID-19 and dengue, including $37.7 million related to the Company’s share of costs incurred by Roche, and an increase of $13.2 million in internal spend primarily due to the expansion of our organization resulting in an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $7.6 million for our research and product development employees and consulting fees and other research and development expenses.  Research and development expenses include a reduction of $5.9 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited condensed consolidated financial statements.

General and Administrative Expenses

General and administrative expenses increased by $17.2 million from $3.5 million for the six months ended June 30, 2020 to $20.7 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase in payroll and personnel-related expenses of $11.3 million, including salaries, benefits and stock-based compensation expense of $9.3 million; professional fees of $2.4 million; and an increase in other general and administrative expenses of $3.5 million.

Interest Income and Other, Net

Interest income and other, net, remained consistent during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to lower interest rates applied to higher investment balances.

Income Tax Expense

Income tax expense was $7.2 million and $0 million for the six months ended June 30, 2021 and 2020, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was 18% and 0%, respectively. The increase in income tax expense was primarily due to higher income before income taxes due to revenue generated in 2021. The tax provision for the six months ended June 30, 2021 was calculated based on the year to date effective rate.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2021, we had cash and cash equivalents of $816.5 million.  We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(34,185)	$(12,306)
Investing activities	—	(6)
Financing activities	528	106,443
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,657)	$94,131

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $34.2 million. Cash used in operating activities was primarily due to net income of $32.3 offset by stock-based compensation of $17.3 million, an increase in accounts payable and accrued expenses of $40.0 million, an increase in other assets of $0.3 million, a decrease in prepaid expenses of $2.9 million and a decrease in deferred revenue of $76.4 million. The Company recognized revenue of $126.4 million for the six months ended June 30, 2021. The revenue recognized did not have an impact on net cash used in operating activities as this amount was previously included in deferred revenue as of December 31, 2020.

Net cash used in operating activities was $12.3 million for the six months ended June 30, 2020. Cash used in operating activities was primarily related to the use of funds in our efforts to develop our product candidates, resulting in a net loss of $14.0 million, offset by stock-based compensation of $0.4 million. Additional uses of cash during the period included an increase in prepaid expenses of $2.4 million and a decrease in accounts payable and accrued expenses of $3.7 million.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the six months ended June 30, 2021.  Cash used in financing activities for the six months ended June 30, 2020 was less than $0.1 million and consisted of purchases of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2021 and consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities was $106.4 million for the six months ended June 30, 2020, which consisted primarily of $106.6 million of net proceeds from the sale of Series D convertible preferred stock partially offset by payment of deferred offering costs of $0.2 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2021 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the six months ended June 30, 2021 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as discussed in Note 2, “Summary of Significant Accounting Policies” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Based on our public float as of June 30, 2021, we will become a large accelerated filer, and lose emerging growth company status, as of December 31, 2021. As of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2021, we had cash and cash equivalents of $816.5 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development of AT-527 for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of AT-527 as a potential treatment for COVID-19.  In October 2020, we entered into a license agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including AT-527, outside of the United States (other than for certain HCV uses). Together with Roche, we initiated a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting in April 2021 and we are evaluating, in a Phase 3 six month followup study, the impact of AT-527 treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY.  Concurrently, we are also evaluating AT-527 for the treatment of patients with mild to moderate COVID-19 in two Phase 2 clinical trials. Additionally, we are currently conducting a comprehensive Phase 1 program that includes ongoing Phase 1 studies and additional Phase 1 studies that are being planned. We have committed and plan to continue to commit significant financial and personnel resources to the development of AT-527 as a potential treatment for COVID-19. If we are unable to successfully develop AT-527 for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing AT-527 as a potential treatment for COVID-19, which could have a material adverse impact on our business. If the data from our clinical trials are not supportive of further development of AT-527 as a treatment for COVID-19 or the investor community has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while there is currently an urgent need for a treatment for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided.  If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the effectiveness of vaccines, or otherwise, the need for a treatment could decrease significantly. If the need for a treatment decreases before or soon after commercialization of AT-527, if approved, or other treatments for COVID-19 are developed before AT-527, our business could be adversely impacted.

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

There has also been significant media coverage regarding the pricing of treatments for COVID-19. For example, Gilead Sciences, Inc. came under scrutiny regarding its pricing of Veklury (remdesivir), after having donated the initial supply of the drug. Pricing for drugs to treat COVID-19 continues to evolve, and we cannot be certain of the factors that will determine the sales price of AT-527, if approved. If we are unable to sell AT-527 at a sufficient price point, our ability to commercialize AT-527, if approved, may be adversely affected.

AT-527 may face significant competition from vaccines and other treatments for COVID-19 that are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in October 2020, the FDA approved the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and in November 2020 the FDA granted Regeneron an emergency use authorization for the use of casirivimab and imdevimab, administered together, for the treatment of mild to moderate coronavirus COVID-19 in adult and certain pediatric patients with positive results of direct SARS-CoV-2 viral testing who are at high risk for progressing to severe COVID-19 and/or hospitalization. In the same month, the FDA granted Eli Lily emergency use authorization for bamlanivimab for the treatment of mild to moderate COVID-19 in adult and certain pediatric patients.  This emergency use authorization has since been revoked. There are other companies that have currently received or are currently pursuing authorization for emergency use of their respective products.  For example, in May 2021, VIR Biotechnology, Inc. and GlaxoSmithKline received authorization from the FDA for the emergency use of sotrovimab for the treatment of high risk adults and adolescents with mild to moderate COVID-19.  In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been authorized for emergency use.  In December 2020, the FDA granted authorization for emergency use for vaccines from Pfizer Inc. and BioNTech and Moderna, Inc. each of which announced clinical trial results showing that their respective vaccine candidate was found to be more than 90% effective in preventing COVID-19 during such trials and in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen Pharmaceutical Company. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. For example, molnupiravir, an orally administered direct-acting antiviral, which is being developed by Merck and Ridgeback Biotherapeutics is currently in Phase 3 development in the outpatient setting and Pfizer has initiated clinical development of protease inhibitors, another form of direct acting antiviral.   Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If any other company develops treatments more rapidly or effectively than we do, develops a treatment that becomes the standard of care, develops a treatment at a lower cost, or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize AT-527 for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which could adversely impact our business and operations.

The COVID-19 pandemic may materially and adversely affect our business and financial results.

In December 2019, SARS-CoV-2 surfaced in China. Since then, COVID-19 has spread globally. The recent global emergence of variants of SARS-CoV-2, including the Delta variant, has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. In the United States, travel bans and government stay-at-home orders in response to the initial outbreak caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, contributed to an economic downturn in the United States. The recent resurgence in cases may result in continuation or renewal of previously relaxed measures intended to reduce the spread of COVID-19. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. These measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial of AT-787 for the treatment of hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted. As certain countries have reopened, they have experienced a new surge of infection and have in some areas reinstated stay at home and other containment measures. Efforts to re-open are likely to take a significant amount of time, require additional resources to implement social-distancing and other containment measures, or may not be successful.

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

For example, our HCV program was delayed when clinical trial sites conducting our Phase 1/2a trials closed, and our other development programs may be delayed or otherwise negatively impacted. As a result, the expected timeline for data readouts of our clinical trials and certain regulatory submissions will likely be negatively impacted, which would adversely affect and delay our ability to seek regulatory approvals for our product candidates, increase our operating expenses, and have a material adverse effect on our financial condition. Moreover, SARS-CoV-2 is a novel pathogen, and information regarding the emergence of viral variants, and the symptoms, progression, and transmission of COVID-19 continues to rapidly evolve, presenting additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to AT-527 or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to AT-527 could delay or prevent its regulatory approval, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have incurred significant operating expenses since our inception, including operating expenses of $87.0 million and $59.7 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. Prior to the quarter ended March 31, 2021, we had incurred significant operating losses. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities.

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

•

advance the development of our other product candidates, including the ongoing clinical development of AT-752 for the treatment of dengue, resuming our Phase 1/2a clinical trial of AT-787 for the treatment of HCV, which has been delayed due to the COVID-19 pandemic, and the preclinical development of our other product candidates, including AT-899 and other product candidates for the treatment of RSV;

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

Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

Our ability to maintain profitability depends upon our ability to generate revenue from product sales. Prior to the execution of the Roche License Agreement, we had not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development which may necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely initiation and completion of our clinical trials of AT-527, AT-752 and AT-787, our preclinical studies and our future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards (“NOLs”), of $53.2 million, which may be available to offset future taxable income, if any, of which $27.5 million begin to expire in 2033 and of which $25.7 million do not expire but are limited in their usage (for taxable years beginning after December 31, 2020) to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOLs of $52.5 million, which may be available to offset future taxable income, if any, and begin to expire in 2033. As of December 31, 2020, we also had federal and state research and development credit carryforwards of $1.6 million and $0.3 million, respectively, which begin to expire in 2033. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability. The Company expects to utilize NOLs of approximately $53.0 million during the year ended December 31, 2021.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidates, AT-527 for the treatment of COVID-19, AT-752 for the treatment of dengue fever and AT-787 for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. In addition to our development of AT-527 for the treatment of COVID-19, for which we expect to expend resources in the near term, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our most advanced product candidates, which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from any product candidate, if approved. We cannot be certain that any of our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product. For example, enrollment in our Phase 1/2a trial of AT-787 for the treatment of HCV has been delayed due to the COVID-19 pandemic. Additionally, if our competitors develop products to treat COVID-19, dengue, HCV, RSV, or any other diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market these product candidates from the FDA or other regulatory bodies, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace.  Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of our most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the United States without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Additionally, regulatory authorities may grant emergency use authorizations permitting distribution and sale of products prior to full approval and later withdraw such authorizations.  For example, in April 2021 the FDA revoked the emergency use authorization that had been granted in December 2020 to Eli Lily for bamlanivimab as a single agent for the treatment of mild to moderate COVID-19 in adult and certain pediatric patients.

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

From time to time, as we did in June 2021 with regard to our Phase 2 trial of AT-527 in hospitalized patients, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may subsequently complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final results could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. By way of example, in 2017, the Tax Cuts and Jobs Act (“the Tax Act”) was signed into law, which included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that the ACA is unconstitutional in its entirety because the penalty imposed by the individual mandate, which was deemed an integral part of the ACA, was reduced to $0 and effectively nullified by Congress as part of the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court held that Texas and other plaintiff states do not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate. On June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued that these payments were owed to them. This was appealed to the Supreme Court, who reversed the Federal Circuit’s decision on April 27, 2020, and ruled that the government must make risk corridor payments. It is unclear how other efforts to challenge, repeal or replace the ACA will impact the ACA or our business.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. This and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to and in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, from January 1, 2021, we are subject to the GDPR and also the United Kingdom (“U.K.”) GDPR (“U.K. GDPR”), which, together with the amended U.K. Data Protection Act 2018, retains the GDPR in U.K. national law. The European Commission has adopted an adequacy decision in favor of the U.K., enabling data transfers from EU member states to the U.K. without additional safeguards. However, the U.K. adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the European Commission during this period. The relationship between the U.K. and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how U.K. data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the U.K. will be regulated in the long term. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect pour business, results of operations and financial condition.

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

Our product candidates are nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences, Inc.; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Alios Biopharma; Medivir; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale. On June 3, 2019, we received an anonymous Third Party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or AT-527. The Observation generally challenges the patentability of the hemisulfate salt AT-527 over the free base AT-511. On

August 1, 2019, we filed a response to the Observation describing that the AT-527 hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because AT-527 disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because hepatitis C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that AT-527 has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID19 indication. On August 10, 2020, an anonymous party filed a Third Party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug AT-527. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (AT-527) would be effective to treat HCV-infected cirrhotic patients. We filed a response to the Observation on October 2, 2020, wherein we disagreed for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and further noted that it is not straightforward that a treatment for patients with compensated cirrhosis would also be effective for patients with decompensated cirrhosis. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using AT-527 to treat cirrhotic HCV-infected patients. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications. In December 2019, the U.S. Patent Office issued a patent to us covering the composition of matter AT-527. However, other than the foregoing issued U.S. patent, there can be no assurance that the Observations will not adversely affect our ability to obtain issued patents from national-stage filings of such Patent Cooperation Treaty patent applications in any jurisdictions. We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time, including before or during this registration period. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

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

As of August 10, 2021, we had 49 full-time employees. Our focus on the development of AT-527 requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Many of our employees have become or will soon become vested in a substantial amount of our common stock or options to purchase our common stock. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. For example, the COVID-19 pandemic has resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

As a result of Brexit and new regulatory regimes, we may also face new regulatory costs and challenges that could have an adverse effect on our operations. In addition, currency exchange rates between the pound sterling, the euro and the U.S. dollar have already been, and may continue to be, affected by Brexit.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our shares of common stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and 5% stockholders beneficially own a significant percentage of our common stock as of August 10, 2021. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 82,776,937 outstanding shares of common stock as of August 10, 2021.  Substantially all of these shares are eligible for sale. Additionally, former holders of our preferred stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act of 1933, as amended, or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

We are currently an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and expect to remain an emerging growth company until December 31, 2021. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We expect to become a large accelerated filer on December 31, 2021 at which time we will also lose our status as an emerging growth company. Following the loss of emerging growth company status, we expect to have increased legal, accounting and other expenses associated with being a public company, which may adversely impact our results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), in our second annual report due to be filed with the SEC after becoming a public company, we will be required to furnish a report by our management on our internal control over financial reporting. In addition, we will be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in our Annual Report on Form 10-K for the year ending December 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are not currently required to comply with the rules of the SEC implementing Section 404 and, therefore, we are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Although we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following our first annual report required to be filed with the SEC. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 in our Annual Report on Form 10-K for the year ending December 31, 2021. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
10.1	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
10.2	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.3	License Agreement, dated as of October 21, 2020, among the Registrant, F. Hoffmann-La Roche Ltd and Genentech, Inc.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

†Portions of this exhibit (indicated by asterisk) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: August 12, 2021	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2021	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)