Form 10-Q
period 2021-09-30
Atea Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 83,102,730 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$839,660	$850,117
Unbilled other receivable	—	5,815
Prepaid expenses and other current assets	3,286	7,545
Total current assets	842,946	863,477
Property and equipment, net	26	48
Other assets	532	107
Total assets	$843,504	$863,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	22,190	60
Accrued expenses and other current liabilities	47,682	14,368
Deferred revenue	192,180	301,367
Total current liabilities	262,052	315,795
Other liabilities	—	36
Total liabilities	262,052	315,831
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 83,047,079 and 82,436,937 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	83	82
Additional paid-in capital	642,471	612,879
Accumulated deficit	(61,102)	(65,160)
Total stockholders’ equity	581,452	547,801
Total liabilities and stockholders’ equity	$843,504	$863,632

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$32,811	$—	$159,187	$—
Operating expenses
Research and development	43,019	13,601	109,394	24,177
General and administrative	11,939	4,028	32,597	7,500
Total operating expenses	54,958	17,629	141,991	31,677
Income (loss) from operations	(22,147)	(17,629)	17,196	(31,677)
Interest income and other, net	53	7	162	74
Income (loss) before income taxes	(22,094)	(17,622)	17,358	(31,603)
Income tax expense	(6,100)	—	(13,300)	—
Net income (loss) and comprehensive income (loss)	$(28,194)	$(17,622)	$4,058	$(31,603)
Net income (loss) per share attributable to common stockholders
Basic	$(0.34)	$(1.74)	$0.05	$(3.13)
Diluted	$(0.34)	$(1.74)	$0.05	$(3.13)
Weighted-average common shares outstanding
Basic	82,815,636	10,109,847	82,727,268	10,099,134
Diluted	82,815,636	10,109,847	88,462,074	10,099,134

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

(Unaudited)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	—	$—	82,436,937	$82	$612,879	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options	—	—	300,000	1	470	—	471
Stock-based compensation expense	—	—	—	—	7,273	—	7,273
Net income (loss)	—	—	—	—	—	30,713	30,713
Balance—March 31, 2021	—	—	82,736,937	83	620,622	(34,447)	586,258
Issuance of common stock upon exercise of stock options	—	—	40,000	—	57	—	57
Stock-based compensation expense	—	—	—	—	10,007	—	10,007
Net income (loss)	—	—	—	—	—	1,539	1,539
Balance—June 30, 2021	—	—	82,776,937	83	630,686	(32,908)	597,861
Issuance of common stock upon exercise of stock options	—	—	270,142	—	795	—	795
Stock-based compensation expense	—	—	—	—	10,990	—	10,990
Net income (loss)	—	—	—	—	—	(28,194)	(28,194)
Balance—September 30, 2021	—	$—	83,047,079	$83	$642,471	$(61,102)	$581,452

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2019	33,645,447	$69,114	10,091,100	$10	$4,632	$(54,213)	$(49,571)
Stock-based compensation expense	—	—	—	—	189	—	189
Net income (loss)	—	—	—	—	—	(3,988)	(3,988)
Balance—March 31, 2020	33,645,447	69,114	10,091,100	10	4,821	(58,201)	(53,370)
Issuance of Series D convertible preferred stock, net of issuance costs of $869	15,313,382	106,631	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	18,747	—	27	—	27
Stock-based compensation expense	—	—	—	—	209	—	209
Net income (loss)	—	—	—	—	—	(9,993)	(9,993)
Balance—June 30, 2020	48,958,829	175,745	10,109,847	10	5,057	(68,194)	(63,127)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,238	—	4,238
Net income (loss)	—	—	—	—	—	(17,622)	(17,622)
Balance—September 30, 2020	48,958,829	$175,745	10,109,847	$10	$9,295	$(85,816)	$(76,511)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$4,058	$(31,603)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	28,270	4,636
Depreciation and amortization expense	22	13
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,259	(2,781)
Other assets	(227)	—
Accounts payable	27,945	3,689
Accrued expenses and other liabilities	33,278	4,259
Deferred revenue	(109,187)	—
Net cash used in operating activities	(11,582)	(21,787)
Cash flows from investing activities
Additions to property and equipment	—	(21)
Net cash used in investing activities	—	(21)
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	106,631
Proceeds from issuance of common stock for exercise of stock options	1,323	27
Payments made for initial public offering costs	—	(1,128)
Net cash provided by financing activities	1,323	105,530
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,259)	83,722
Cash, cash equivalents and restricted cash at the beginning of period	850,224	21,768
Cash, cash equivalents and restricted cash at the end of period	$839,965	$105,490
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$839,660	$105,383
Restricted cash	305	107
Total cash, cash equivalents and restricted cash	$839,965	$105,490

Supplemental disclosure of noncash financing activities
Equity issuance costs included in accounts payable and accrued expenses	$—	$394

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any additional collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders. The Company believes that its cash and cash equivalents of $839,660 as of September 30, 2021 will be sufficient to fund its operations as currently planned through at least 2023.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2021, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, the condensed consolidated statements of convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2021 and September 30, 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2021, or any other interim period.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The standard will be effective for the Company effective December 31, 2021 and the Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

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

The Roche License Agreement provided for a nonrefundable upfront payment of $350,000 which the Company received in November 2020. In addition, the Roche License Agreement further provides that Roche is obligated to pay the Company up to $330,000 in the aggregate upon the achievement of certain development and regulatory milestone events; up to $320,000 in the aggregate upon the achievement of certain sales based milestone events; and tiered royalties based on annual net sales of the products covered by the agreement, ranging between low double-digits and mid-twenties, subject to certain adjustments and limitations. The Company achieved a development milestone in the amount of $50,000 during the nine months ended September 30, 2021. Further, under the Roche License Agreement, the Company has a one time option to request that Roche co-promote with the Company in the United States products covered by the Roche License Agreement that are successfully developed and commercialized. Roche has the right to terminate the Roche License Agreement for convenience pursuant to the terms of the agreement.

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

The initial transaction price was $350,000 which consisted of the upfront payment. The Company concluded that all other forms of variable consideration, including future development and regulatory milestones should be constrained at contract inception. As part of this conclusion, the Company assessed the stage of development and risk associated with remaining development required to achieve each milestone, including whether the achievement of certain milestones was outside the control of the Company. During the nine months ended September 30, 2021, the transaction price was increased to $400,000 which includes the $350,000 upfront payment and $50,000 related to the development milestone payment achieved during the nine months ended September 30, 2021. Sales based milestone payments and royalty payments qualify for the sales based royalty exception and will be recognized when the underlying sale transactions have occurred.

The transaction price is being recognized as collaboration revenue over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations.  The Company concluded that an inputs method based on costs incurred compared to total estimated costs-to-complete approach most faithfully depicts the Company’s progress towards completion. Revenue recognized for the three months ended September 30, 2021 was calculated by applying the cumulative percent complete to the transaction price of $400,000 minus the cumulative revenue previously recognized.

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

The Company classifies all revenues recognized under the Roche License Agreement as collaboration revenues within the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).  For the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $32,811 and $159,187, respectively, related to the combined performance obligation. As of September 30, 2021, the Company had deferred revenue of $192,180 related to the Roche License Agreement.  Deferred revenue is classified in current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2021 as the performance obligation associated with the deferred revenue as of September 30, 2021 is expected to be completed within twelve months.

For the three and nine months ended September 30, 2021, costs reimbursable by Roche which are reflected as a reduction to operating expenses were $1,726 and $7,623, respectively. The Company recorded research and development expense of $25,257 and $62,986, respectively, related to its share of costs incurred by Roche. The net liability to Roche related to reimbursable costs was $44,264 as of September 30, 2021, with $18,414 recorded as accounts payable and $25,850 recorded as accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$811,731	$—	$—	$811,731
Total cash equivalents	$811,731	$—	$—	$811,731

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$846,701	$—	$—	$846,701
Total cash equivalents	$846,701	$—	$—	$846,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

There were no transfers among Level 1, Level 2 or Level 3 categories in the nine months ended September 30, 2021 and 2020.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2021	December 31, 2020
Research and development	$31,391	$10,546
Professional fees and other	1,386	1,079
Payroll and payroll related	2,903	2,743
Income taxes	12,002	—
Total accrued expenses and other current liabilities	$47,682	$14,368

6. Common Stock

At September 30, 2021, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,047,079 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

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

The 2020 Plan replaced and is the successor of the 2013 Equity Incentive Plan, as amended (the “2013 Plan”), which provided for the grant of incentive stock options, non-qualified stock options, restricted common stock awards and other awards for up to 7,807,200 shares of common stock to employees, officers, directors and consultants of the Company. Upon the closing of the Company’s IPO the 2013 Plan was terminated and no further awards will be made under the 2013 Plan. Any cancellation of outstanding awards at the time of the IPO under the 2013 Plan will be made available for grant under 2020 Plan.

As of September 30, 2021 there were 8,081,033 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three and nine months ended September 30, 2021, the Company granted 206,000 and 3,440,295 options, respectively, to employees with an aggregate grant date fair market value of $3,933 and $136,216, respectively. During the three and nine months ended September 30, 2020, 3,115,000 and 3,408,861 options were granted with an aggregate grant date fair market value of $15,652 and $15,969, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expense	$5,022	$2,469	$12,793	$2,627
General and administrative	5,968	1,769	15,477	2,009
Total stock-based compensation expense	$10,990	$4,238	$28,270	$4,636

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(28,194)	$(17,622)	$4,058	$(31,603)
Weighted average common shares outstanding, basic	82,815,636	10,109,847	82,727,268	10,099,134
Dilutive effect of outstanding stock options	—	—	5,734,806	—
Weighted average common shares outstanding, diluted	82,815,636	10,109,847	88,462,074	10,099,134
Net income (loss) per share, basic	$(0.34)	$(1.74)	$0.05	$(3.13)
Net income (loss) per share, diluted	$(0.34)	$(1.74)	$0.05	$(3.13)

Stock options for the purchase of 5,119,092 weighted average shares were excluded from the computation of the net loss per share attributable to common stockholders for the three months ended September 30, 2021 due to net loss during the period as their effect is anti-dilutive.  Stock options for the purchase of 2,466,086 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the nine months ended September 30, 2021 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period. For the three and nine months ended September 30, 2020, 48,958,829 shares of convertible preferred stock, options to purchase 7,001,747 shares of common stock and 200,000 shares of non-vested restricted common stock have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

9. Leases

As of January 1, 2021, the date of adoption of ASC 842, the Company utilized operating classification for its facility lease and recorded a right-of-use asset and lease liability.

The following assets and liabilities are recorded on the Company’s balance sheet as of September 30, 2021.  The right-of-use asset is included in other assets, the current lease liability is included in accrued expenses and other current liabilities and the non-current lease liability is included in other liabilities, respectively.

As of September 30,
2021
Right-of-use asset	$227
Current lease liability	279
Non-current lease liability	—

The components of the lease allocated between the general and administrative and the research and development expenses on the unaudited condensed consolidated statement of operations costs for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Operating lease costs	$71	$211
Variable lease costs	4	24
Total lease costs	$75	$235

The variable lease costs for the three and nine months ended September 30, 2021 include common area maintenance and other operating charges associated with the Company’s lease of its principal office facilities in Boston, MA. As the Company’s lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

As of September 30,
2021
Remaining lease term (in years)	0.8
Discount rate	7%

Future minimum payments under the Company’s operating leases as of September 30, 2021 were as follows:

As of September 30,
2021
2021	$86
2022	200
Total lease payments	286
Less amount representing implied interest	(7)
Total lease liability	$279

On July 19, 2021, the Company entered into a sublease (the “Sublease”) pursuant to which the Company will lease additional office space in Boston, Massachusetts (the “Premises”). The term of the Sublease is expected to commence on January 1, 2022 (the “Commencement Date”) and end on December 31, 2026.

The Sublease provides that the initial base rent for the Premises will be $66 per month, subject to upward adjustment of 2% each year starting on the first anniversary of the Commencement Date.  In addition to base rent, the Company is required to pay certain operating expenses and taxes associated with the Premises as well as certain utilities supplied to the Premises.  The sublease includes a leasehold improvement allowance of $877 for certain improvements the Company is expecting to construct in the Premises

10. Income Taxes

The Company recorded a provision for income taxes of $6,100 and $13,300 for the three and nine months ended September 30, 2021 and $0 for the three and nine months ended September 30, 2020. The tax expense recorded in the three and nine months ended September 30, 2021 is due to the application of a year-to-date effective tax rate rather than an annual effective rate estimated for the entire year as the Company determined that using a year-to-date approach resulted in a better estimate of its income tax expense/benefit. The Company used a year-to-date effective tax rate during the three and nine months ended September 30, 2021 due to a change in forecast resulting in the Company anticipating federal and state taxable income for the year, while maintaining a full valuation allowance on its net deferred tax assets, as it is more likely than not that any future benefit beyond 2021 will not be realized.

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

12. Benefit Plan

During the nine months ended September 30, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The plan covers substantially all employees who meet minimum age and service requirements.  Under the terms of the plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three and nine months ended September 30, 2021 the Company recognized expense of $102 and $178 relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the nine months ended September 30, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors.  The agreement provides for annual retainer of $110; the Company recognized expense in the amount of $27 and $41 for the three and nine months ended September 30, 2021 .

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

We, together with our collaborator Roche, initiated in April 2021 a global Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting (MORNINGSKY).  In June 2021, the first patient was enrolled in a Phase 3 six month follow-on study (MEADOWSPRING) that is designed to evaluate the impact of AT-527 treatment on the long-term sequelae of COVID-19 in patients previously enrolled in MORNINGSKY.  Following the results from our Phase 2 MOONSONG trial, we are planning certain amendments to the trial protocol for the MORNINGSKY trial, as described below.

In addition to the MORNINGSKY Phase 3 clinical trial, we are currently evaluating AT-527 for the treatment of hospitalized patients with moderate COVID-19 in a Phase 2 clinical trial.  This Phase 2 clinical trial is a randomized, double-blind, placebo-controlled trial in approximately 190 adult patients with moderate COVID-19 and one or more risk factors for poor outcomes in the hospital setting.  We dosed our first patient in this clinical trial in September 2020.  In June 2021, we announced results of the interim analysis of data from this Phase 2 clinical trial.  These interim results included data from 70 patients of which data from 62 patients were evaluable for virology analysis. Interim virology results indicated that AT-527 rapidly reduced viral load levels. At Day 2, patients receiving 550 mg of AT-527 twice daily experienced a 0.7 log10 (80%) greater mean reduction from baseline viral load as compared to placebo. A sustained difference in viral load reduction was maintained through Day 8. In addition, AT-527’s SARS-CoV-2 potent antiviral activity was also observed in patients with baseline viral loads above the median of 5.26 log10 as compared to placebo. The results showed that viral clearance of SARS-CoV-2 RNA in patients with higher baseline viral load (≥ median) is faster in patients treated with AT-527 versus placebo.  We have recently amended the protocol for this Phase 2 clinical trial to evaluate a dose of 1,100 mg twice daily of AT-527.  We expect to enroll up to 110 patients in the 1,100 mg cohort of this clinical trial and to report results in the first half of 2022.

A second Phase 2 clinical trial, conducted in collaboration with Roche, has recently been completed.  The global Phase 2 MOONSONG trial was a randomized, double-blind, multi-center, placebo-controlled trial, evaluating the antiviral activity, safety and pharmacokinetics of AT-527 550 mg (Cohort A, n=30) and 1,100 mg (Cohort B, n=30) administered twice daily (BID) in adult patients with mild or moderate COVID-19 versus placebo (n=40). The primary endpoint of this virology trial, which enrolled patients who were SARS-CoV-2 positive, was change from baseline in amount of SARS-CoV-2 virus RNA as measured by RT-PCR at specified timepoints.

In October 2021, we announced top-line data from the Phase 2 MOONSONG trial evaluating AT-527 in the outpatient setting which showed that the trial did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two thirds of patients were low-risk with mild symptoms. However, in high-risk patients with underlying health conditions, a reduction of viral load of approximately 0.5 log10 at Day 7 was observed at 550 mg twice daily compared to placebo (prespecified subgroup analysis, AT-527 n=7, placebo n=11) and at 1,100 mg twice daily compared with placebo (exploratory subgroup analysis, AT-527 n=14, placebo n=7).

AT-527 was generally safe and well tolerated in the MOONSONG study. The proportion of patients experiencing any adverse event was 20% in the placebo group, 20% in the AT-527 550 mg twice daily group (“Cohort A”) and 27% in the AT-527 1,100 mg twice daily group (“Cohort B”). There were 3 serious adverse events  in total (1 in Cohort A, 1 in Cohort B and 1 in placebo), all deemed to be non-drug related, and all other adverse events were grade 1 or 2. Gastrointestinal-related adverse events were the most commonly reported adverse events: 8% in the placebo group; 7% in Cohort A; 17% in Cohort B, with mild to moderate nausea/vomiting resulting in premature study drug discontinuation of 3% in the placebo group, 0% in Cohort A and 17% in Cohort B. No clinically significant differences in laboratory abnormalities were observed in the treatment arms as compared to placebo.

Based on the data from these two Phase 2 clinical trials and additional recent results for AT-527 as well as the evolving COVID-19 environment, we are seeking to amend the global Phase 3 MORNINGSKY trial protocol to (i) change the trial’s primary endpoint to proportion of patients with COVID-19 related hospitalization or all-cause death from time to alleviation or improvement of COVID -19 symptoms which will become a secondary endpoint; (ii) refine the patient population eligible for enrollment in the trial to include only unvaccinated high risk patients; and (iii) increase the dose of AT-527 to 1,100 mg BID from 550 mg BID.  We expect to submit these amendments to regulatory authorities where the MORNINGSKY trial is currently being conducted and to additional regulatory authorities as we and Roche seek to expand the geographic footprint of the MORNINGSKY trial.  We will not be able to implement such amendments to the MORNINGSKY clinical trial protocol until we have received regulatory authority to do so. We now anticipate reporting Phase 3 MORNINGSKY top-line data in the second half of 2022.

In addition to the ongoing Phase 3 and Phase 2 clinical trials we are also conducting a comprehensive Phase 1 program that includes several clinical trials in healthy volunteers which are either currently underway or planned.

AT-752 for the Treatment of Dengue

We are developing AT-752, an oral, purine nucleoside prodrug product candidate for the treatment of dengue.  AT-752 has shown potent activity against all serotypes tested in preclinical studies. In March 2021, we initiated a randomized, double-blind, placebo-controlled Phase 1 trial to evaluate the safety and pharmacokinetics (“PK”) of several different dosages of AT-752 in up to 60 healthy adult subjects. Part 1 of this trial, consisting of single ascending dose escalation of AT-752, has been completed and Part 2 of this trial, which is evaluating multiple doses of AT-752, is ongoing. The Phase 2 trial of AT-752 is anticipated to evaluate antiviral activity, safety and PK in patients with dengue virus infection. As part of the Roche License Agreement, we agreed that we would not commercialize AT-752 outside the United States unless we enter into a separate agreement with Roche to do so. We currently plan to initiate a Phase 2 trial of AT-752 during the first half of 2022.

AT-787 for the Treatment of Hepatitis C

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis and needle sticks. We are developing AT-787 for the treatment of chronic HCV infection, including patients with decompensated cirrhosis. AT-787 combines AT-527 with a second generation investigational NS5A inhibitor, AT-777, into a single, oral, pan-genotypic fixed-dose combination product candidate. Despite recent advances in treatment, there remains a large underserved HCV patient population which continues to grow. Based on our preclinical and clinical data to date, we believe that AT-787, if approved, could offer potential benefits over currently available treatments, including to shorten treatment duration in non-cirrhotic and compensated cirrhosis HCV in all genotypes and to eliminate the need for ribavirin in patients with decompensated cirrhosis. We temporarily paused our development program for AT-787 in HCV infected patients at the outset of the COVID-19 pandemic in March 2020. Currently we expect to restart this program in the first half of 2022, starting with our planned Phase 1/2a clinical trial, which is designed to evaluate the safety and PK of different dosages of AT-777 in healthy adults and evaluate the combination of AT-527 and AT-777.

Product Candidates for the Treatment of RSV

RSV is a seasonal respiratory virus that can be serious for infants, older adults, and the immuno-compromised population. We are evaluating second generation nucleoside pyrimidine prodrugs and other compounds for the treatment of RSV. We are optimizing compounds for RSV that we believe have the potential to inhibit both initiation of viral replication, as well as viral transcription. We anticipate nominating a lead product candidate and initiating the IND-enabling studies in the first half of 2022. We believe that the product candidate we develop, if successful, could be the first therapy in over 30 years to be approved specifically for the treatment of RSV.

Financial Operations Overview

As of September 30, 2021, we had cash and cash equivalents of $839.7 million. Net cash used in operating activities was $11.6 million for the nine months ended September 30, 2021. We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
COVID-19 external costs	$28,515	$8,192	$75,469	$13,679
Dengue external costs	3,214	608	6,806	1,657
HCV external costs	1,338	263	1,378	923
RSV external costs	609	92	1,552	1,775
Internal research and development costs	9,343	4,446	24,189	6,143
Total research and development costs	$43,019	$13,601	$109,394	$24,177

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

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$32,811	$—	$32,811
Operating expenses:
Research and development	43,019	13,601	29,418
General and administrative	11,939	4,028	7,911
Total operating expenses	54,958	17,629	37,329
Income (loss) from operations	(22,147)	(17,629)	(4,518)
Interest income and other, net	53	7	46
Income (loss) before income taxes	(22,094)	(9,993)	(4,472)
Income tax expense	(6,100)	—	(6,100)
Net income (loss) and comprehensive income (loss)	$(28,194)	$(9,993)	$(4,472)

Revenue

 Collaboration revenue for the three months ended September 30, 2021 was derived from the Roche License Agreement that was executed in October 2020. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, revenue is being recognized over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations. Revenue was calculated based on a transaction price of $400.0 million, which consisted of the upfront payment of $350.0 million and $50.0 million from a milestone achieved in the previous quarter.

Research and Development Expenses

Research and development expenses increased by $29.4 million from $13.6 for the three months ended September 30, 2020 to $43.0 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily due to a $24.5 million increase in external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates for the treatment of COVID-19 and dengue, including $25.3 million related to the Company’s share of costs incurred by Roche.  In addition, there was an increase of $4.9 million in internal spend primarily due to the expansion of our organization resulting in an increase in personnel-related expenses of $4.3 million, including salaries and bonuses, benefits and stock-based compensation expense of $2.5 million for our research and product development employees and consulting fees and other research and development expenses. Research and development expenses include a reduction of $1.7 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited condensed consolidated financial statements.

General and Administrative Expenses

General and administrative expenses increased by $7.9 million from $4.0 million for the three months ended September 30, 2020 to $11.9 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase in payroll and personnel-related expenses of $5.3 million, including salaries, benefits and stock-based compensation expense of $4.2 million.  In addition, there was an increase in professional fees of $0.6 million; and an increase in other general and administrative expenses of $2.0 million.

Interest Income and Other, Net

Interest income and other, net, remained consistent during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to lower interest rates applied to higher investment balances.

Income Tax Expense

Income tax expense was $6.1 million and $0 million for the three months ended September 30, 2021 and 2020, respectively. The effective tax rate for the three months ended September 30, 2021 and 2020 was (28)% and 0%, respectively. The increase in income tax expense was primarily due to higher income before income taxes as a result of revenue generated in 2021. The tax provision for the three months ended September 30, 2021 was calculated based on the year to date effective rate.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$159,187	$—	$159,187
Operating expenses:
Research and development	109,394	24,177	85,217
General and administrative	32,597	7,500	25,097
Total operating expenses	141,991	31,677	110,314
Income (loss) from operations	17,196	(31,677)	48,873
Interest income and other, net	162	74	88
Income (loss) before income taxes	17,358	(31,603)	48,961
Income tax expense	(13,300)	—	(13,300)
Net income (loss) and comprehensive income (loss)	$4,058	$(31,603)	$35,661

Revenue

 Collaboration revenue for the nine months ended September 30, 2021 was derived from the Roche License Agreement that was executed in October 2020. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, revenue is being recognized over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations. Revenue was calculated based on a transaction price of $400.0 million, which consisted of the upfront payment of $350.0 million and $50.0 million from a milestone achieved during the nine months ended September 30, 2021.

Research and Development Expenses

Research and development expenses increased by $85.2 million from $24.2 million for the nine months ended September 30, 2020 to $109.4 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily due to a $67.2 million increase in external expenses incurred related to services provided by CROs and CMOs in conjunction with the advancement of product candidates for the treatment of COVID-19 and dengue, including $63.0 million related to the Company’s share of costs incurred by Roche.  In addition, there was an increase of $18.0 million in internal spend primarily due to the expansion of our organization resulting in an increase in personnel-related expenses of $15.7 million, including salaries and bonuses, benefits and stock-based compensation expense of $10.2 million for our research and product development employees and consulting fees and other research and development expenses.  Research and development expenses include a reduction of $7.6 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited condensed consolidated financial statements.

General and Administrative Expenses

General and administrative expenses increased by $25.1 million from $7.5 million for the nine months ended September 30, 2020 to $32.6 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase in payroll and personnel-related expenses of $16.6 million, including salaries, benefits and stock-based compensation expense of $13.5 million.  In addition, there was an increase in professional fees of $2.4 million; and an increase in other general and administrative expenses of $6.1 million.

Interest Income and Other, Net

Interest income and other, net, remained consistent during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to lower interest rates applied to higher investment balances.

Income Tax Expense

Income tax expense was $13.3 million and $0 million for the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was 77% and 0%, respectively. The increase in income tax expense was primarily due to higher income before income taxes as a result of revenue generated in 2021. The tax provision for the nine months ended September 30, 2021 was calculated based on the year to date effective rate.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2021, we had cash and cash equivalents of $839.7 million.  We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2023.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by (used in):
Operating activities	$(11,582)	$(21,787)
Investing activities	—	(21)
Financing activities	1,323	105,530
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,259)	$83,722

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $11.6 million. Cash used in operating activities was primarily due to net income of $4.1 million offset by stock-based compensation of $28.3 million, an increase in accounts payable and accrued expenses of $61.2 million, an increase in other assets of $0.2 million, a decrease in prepaid expenses of $4.3 million and a decrease in deferred revenue of $109.2 million.

Net cash used in operating activities was $21.8 million for the nine months ended September 30, 2020. Cash used in operating activities was primarily related to the use of funds in our efforts to develop our product candidates, resulting in a net loss of $31.6 million, offset by stock-based compensation of $4.6 million. Additional uses of cash during the period included an increase in prepaid expenses of $2.8 million and a decrease in accounts payable and accrued expenses of $7.9 million.

Cash Flows from Investing Activities

There were no cash flows from investing activities for the nine months ended September 30, 2021.  Cash used in investing activities for the nine months ended September 30, 2020 was less than $0.1 million and consisted of purchases of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2021 and consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities was $105.5 million for the nine months ended September 30, 2020, which consisted primarily of $106.6 million of net proceeds from the sale of Series D convertible preferred stock partially offset by payment of deferred offering costs of $1.1 million.

Contractual Obligations and Commitments

Other than the lease disclosed in Note 9, there have been no material changes to our contractual obligations during the nine months ended September 30, 2021 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies, Significant Judgments and Use of Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the nine months ended September 30, 2021 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except as discussed in Note 2, “Summary of Significant Accounting Policies” in the financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Emerging Growth Company Status and JOBS Act Accounting Election

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an “emerging growth company” such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We previously elected to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies that are not emerging growth companies. We previously intended to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

Based on our public float as of June 30, 2021, we will become a large accelerated filer, and lose emerging growth company status, as of December 31, 2021. As of December 31, 2021, we will be required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and will be required to comply with the auditor attestation requirements Section 404(b) of the Sarbanes-Oxley Act.

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2021, we had cash and cash equivalents of $839.7 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development of AT-527 for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of AT-527 as a potential treatment for COVID-19.  In October 2020, we entered into a license agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including AT-527, outside of the United States (other than for certain HCV uses). Together with Roche, we initiated a Phase 3 clinical trial to study AT-527 in adult patients with mild or moderate COVID-19 in the outpatient setting in April 2021 and we are evaluating, in a Phase 3 six month followup study, the impact of AT-527 treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY.  Concurrently, we are also evaluating AT-527 for the treatment of patients with mild to moderate COVID-19 in a Phase 2 clinical trial in the hospitalized setting. Additionally, we are currently conducting a comprehensive Phase 1 program that includes ongoing Phase 1 studies and additional Phase 1 studies that are being planned. In October 2021, we, together with Roche, completed MOONSONG, a Phase 2 clinical trial evaluating AT-527 in the outpatient setting and we announced that this trial did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two thirds of patients were low-risk with mild symptoms. As a result of this data and other data that we have recently obtained, we are amending the protocol for the MORNINGSKY Phase 3 clinical trial.   We will not be able to implement such amendments to the MORNINGSKY clinical trial protocol until we have received allowance from the applicable regulatory authorities to do so.

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

Further, while there is currently an urgent need for treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided.  If the pandemic were to dissipate, whether due to a significant decrease in new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a treatment decreases before or soon after commercialization of AT-527, if approved, or other treatments for COVID-19 are developed before AT-527, our business could be adversely impacted.

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

AT-527 may face significant competition from vaccines and other treatments for COVID-19 which have been authorized or approved for use or are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in November 2021, molnupiravir, an orally administered direct-acting antiviral, which is being developed by Merck and Ridgeback Biotherapeutics for the treatment of adults with mild to moderate COVID-19 in the outpatient setting has received conditional authorization for use from the health authorities in the United Kingdom. Merck and Ridgeback are currently seeking similar authorizations from numerous other global health authorities, including the FDA. Pfizer is also developing an orally administered direct-acting antiviral for the treatment of adults with mild to moderate COVID 19 in the outpatient setting. Pfizer has indicated that it may seek authorization or approval of its product candidate as soon as December 2021.  Other products for the treatment of COVID-19 are currently authorized for use or approved by health regulatory authorities in numerous countries throughout the world.  These products include the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization, casirivimab and imdevimab, monoclonal antibodies which are administered together, for the treatment of mild to moderate coronavirus COVID-19 in adult and certain pediatric patients with positive results of direct SARS-CoV-2 viral testing who are at high risk for progressing to severe COVID-19 and/or hospitalization for which Regeneron has received emergency use authorization from the FDA and sotrovimab, a monoclonal antibody for the treatment of high risk adults and adolescents with mild to moderate COVID-19 for which VIR Biotechnology, Inc. and GlaxoSmithKline have received emergency use authorization from the FDA.  In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been authorized by the FDA.  In December 2020, the FDA granted authorization for emergency use for vaccines from Pfizer Inc. and BioNTech and Moderna, Inc. each of which announced clinical trial results showing that their respective vaccine candidate was found to be more than 90% effective in preventing COVID-19 during such trials and in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen Pharmaceutical Company. In August 2021, the vaccine from Pfizer Inc. and BioNTech received full FDA approval. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition.

In addition, the availability of competing authorized or approved therapeutics for the treatment COVID-19 may require us to amend our ongoing and planned clinical trials, which could increase our costs, or delay or prevent us from seeking regulatory approval. For example, regulatory authorities may limit our ability to randomize high-risk patients into placebo-controlled trials, or we may be required to demonstrate the non-inferiority or superiority of AT-527 as compared to currently authorized or approved treatments. If we are required to make significant amendments to the protocols for our ongoing trials, there is an additional risk that such amendments could affect the interpretability of trial results, or require us to enroll more patients than previously anticipated to adequately power a given clinical trial.

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

In December 2019, SARS-CoV-2 surfaced in China. Since then, COVID-19 has spread globally. The recent global emergence of variants of SARS-CoV-2, including the Delta variant, has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. In the United States, travel bans and government stay-at-home orders in response to the initial outbreak caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, contributed to an economic downturn in the United States. Future resurgences in cases may result in continuation or renewal of previously relaxed measures intended to reduce the spread of COVID-19. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. These measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial of AT-787 for the treatment of hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted. Efforts to re-open are likely to take a significant amount of time, require additional resources to implement social-distancing and other containment measures, or may not be successful.

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

We have incurred significant operating expenses since our inception, including operating expenses of $142.0 million and $59.7 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. Prior to the quarter ended March 31, 2021, we had incurred significant operating losses. In addition, we have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2023. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of any product candidate we develop.

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

As of December 31, 2020, we had U.S. federal net operating loss carryforwards (“NOLs”), of $53.2 million, which may be available to offset future taxable income, if any, of which $27.5 million begin to expire in 2033 and of which $25.7 million do not expire but are limited in their usage (for taxable years beginning after December 31, 2020) to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2020, we had state NOLs of $52.5 million, which may be available to offset future taxable income, if any, and begin to expire in 2033. As of December 31, 2020, we also had federal and state research and development credit carryforwards of $1.6 million and $0.3 million, respectively, which begin to expire in 2033. In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our existing NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize a material portion of the NOLs or research and development credit carryforwards even if we attain profitability. The Company expects to utilize NOLs of approximately $53.0 million during the year ending December 31, 2021.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize our most advanced product candidates, AT-527 for the treatment of COVID-19, AT-752 for the treatment of dengue fever and AT-787 for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. In addition to our development of AT-527 for the treatment of COVID-19, for which we expect to expend resources in the near term, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to our most advanced product candidates, which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we can generate any revenues from any commercial sales from any product candidate, if approved. We cannot be certain that any of our product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product. For example, as a result of amendments we are seeking to effect to the MORNINGSKY Phase 3 clinical trial protocol, our estimated completion of this trial has been delayed to the second half of 2022. Additionally, if our competitors develop products to treat COVID-19, dengue, HCV, RSV, or any other diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market these product candidates from the

FDA or other regulatory bodies, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace.  Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of our most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

We currently conduct, and may in the future choose to conduct, clinical trials outside the United States for our product candidates. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. Where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will not approve the application on the basis of foreign data alone unless those data are applicable to the U.S. population and U.S. medical practice, the trials were performed by clinical investigators of recognized competence and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. For clinical trials that are conducted only at sites outside of the United States and not subject to an IND, the FDA requires the clinical trial to have been conducted in accordance with GCPs, and the FDA must be able to validate the data from the clinical trial through an on-site inspection if it deems such inspection necessary. For such trials not subject to an IND, the FDA generally does not provide advance comment on the clinical protocols for the trials, and therefore there is an additional potential risk that the FDA could determine that the trial design or protocol for a non-U.S. clinical trial was inadequate, which could require us to conduct additional clinical trial. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our clinical trials of our product candidates, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates.

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

Significant competition exists from approved treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of treatments for COVID-19 (or vaccines for SARS-CoV-2), HCV, dengue and RSV. There are several vaccines and drugs authorized for emergency use, one vaccine, Comirnaty marketed by Pfizer and BioNTech approved for the prevention of COVID-19, one drug approved for the treatment of certain patients with COVID-19 requiring hospitalization and one oral antiviral approved for emergency use in the United Kingdom for the treatment of COVID-19 in high risk patients not requiring hospitalization.  Additionally, several drugs approved for the treatment of HCV, an approved vaccine for dengue and an approved drug for the treatment of RSV. Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. In the case of AT-527 for the treatment of COVID-19, this direct competition may include competition against each of Merck and Pfizer, both of which have recently announced that they will be pursuing emergency use authorization from the FDA for oral direct acting antivirals to be administered in the outpatient setting for the treatment of COVID-19.  Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

As of November 10, 2021, we had 56 full-time employees. Our focus on the development of AT-527 requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of November 10, 2021. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

A significant portion of our total outstanding shares are eligible to be sold into the market, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 83,102,730 outstanding shares of common stock as of November 10, 2021.  Substantially all of these shares are eligible for sale. Additionally, former holders of our preferred stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders, until such shares can otherwise be sold without restriction under Rule 144 of the Securities Act of 1933, as amended, or until the rights terminate pursuant to the terms of the stockholders’ agreement between us and such holders. We also have registered all shares of common stock that we may issue under our equity compensation plans and these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
10.1	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

*Filed herewith.

**Furnished herewith.

†Portions of this exhibit (indicated by asterisk) have been redacted in compliance with Regulation S-K Item 601(b)(10)(iv)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2021	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)