Form 10-K
period 2021-12-31
Atea Pharmaceuticals, Inc.
filed 2022-02-28
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐ NO ☒

As of June 30, 2021, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $1,615,148,024.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2022 was 83,225,591.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•	our expectations relating to clinical trials for our product candidates, including projected costs, study designs or the timing for initiation, recruitment, completion, or reporting top-line data;
•	the potential therapeutic benefits of our product candidates and the potential indications and market opportunities therefor;
•	the safety profile and related adverse events of our product candidates;
•	our plans to research, develop and commercialize our current and future product candidates;
•	the potential benefits of any future collaboration we may enter into;
•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of any products for which we may receive marketing approval;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our estimates regarding future revenue, expenses and results of operations;
•	the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•	our future financial position, capital requirements and needs for additional financing;
•	our business strategy;
•	developments relating to our competitors, competing treatments and vaccines and our industry;
•	our expectations regarding federal, state and foreign laws and regulations;
•	our ability to attract, motivate, and retain key personnel; and
•	the impact of COVID-19 on our business, including our preclinical studies and clinical trials.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. The principal risks and uncertainties affecting our business include the following:

•	There is significant uncertainty around our development of bemnifosbuvir as a potential combination treatment for COVID-19.
•	We are highly dependent on our management, directors and other key personnel.
•

We may expend resources in anticipation of potential clinical trials and commercialization of bemnifosbuvir, which we may not be able to recover if bemnifosbuvir is not approved for the treatment of COVID-19 or we are not successful at commercializing bemnifosbuvir.

•	The market for therapeutics for the treatment of COVID-19 may be reduced, perhaps significantly, if vaccines are effective and widely accepted.
•	Bemnifosbuvir may face significant competition from other treatments for COVID-19 that are currently marketed or are in development.
•	The COVID-19 pandemic may materially and adversely affect our business opportunities, clinical trials and financial results.
•

We have a limited operating history and no history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

•

We have incurred significant operating expenses since inception. We expect our expenditures will increase for the foreseeable future. We have no products that have generated any commercial revenue and we may never achieve or maintain profitability.

•

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•	Our ability to use our net operating loss carryforwards and other tax attributes to offset taxable income may be subject to certain limitations.
•

Our business is highly dependent on the success of our most advanced product candidates, including bemnifosbuvir. If we fail to identify and develop a bemnifosbuvir COV19 combination product candidate or if these product candidates fail in preclinical or clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

•

The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed. Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaboration partners from obtaining approvals for the commercialization of any product candidate we develop.

•

Clinical development is lengthy and uncertain. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

•	We intend to develop our product candidates in combination with other therapies, which expenses us to additional risks.

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

•	We have only a limited number of employees which may be inadequate to manage and operate our business.
•	Our business and operations may suffer in the event of system failures, deficiencies or intrusions which could materially affect our results.
•	We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from difficult to treat, life-threatening viral infections. Our current focus is on the development of product candidates to treat COVID-19, hepatitis C virus (“HCV”), dengue and respiratory syncytial virus (“RSV”).

Utilizing our team’s expertise and experience from decades of developing innovative antiviral treatments, we are advancing product candidates that are designed to be potent and selective, including nucleos(t)ide analogs developed as either monotherapy or in combination with other antiviral agents.  Each of the nucleos(t)ide analogs we are developing, specifically bemnifosbuvir (AT-527) and AT-752, have been derived from our proprietary nucleotide platform that combines unique nucleotide scaffolds with novel double prodrugs for the purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite, potentially resulting in oral antiviral product candidates that are selective for and highly effective at preventing replication of single stranded RNA (“ssRNA”) viruses while avoiding toxicity to host cells.  We have built, and we plan to continue to build our pipeline of antiviral product candidates by augmenting our nucleos(t)ide platform with other classes of antivirals we believe that may be developed in combination with our nucleos(t)ide product candidates.

The Nucleos(t)ide Class and Combination Treatments

Combination therapy utilizing multiple direct acting antivirals with differing mechanisms of action is an established strategy that has been historically successful in treating many life-threatening viral diseases, including human immunodeficiency virus (“HIV”), hepatitis B virus (“HBV”) and HCV.  Nucleos(t)ide analogs are the backbone of many of these successful combination therapies.

Drug combinations can simultaneously target multiple points in the viral replication cycle and can also combat resistance that may develop over time with use of single agent drugs.  Because nucleos(t)ide analogs target highly conserved enzymes responsible for viral replication, these agents have a high barrier to resistance compared to drugs in other antiviral classes.  We believe this profile makes nucleos(t)ide analogs well suited for use in combination regimens for the treatment of viral diseases, potentially allowing us to leverage our nucleos(t)ide platform and the differentiated product candidates derived from it as the backbone of potential combination therapy.

Our Development Pipeline

The following table summarizes our orally administered antiviral product candidate pipeline.  All our product candidates, with the exception of ruzasvir which we in-licensed from MSD International GmbH, an affiliate of Merck & Co, Inc.  (“Merck”) in December 2021, have been discovered and developed internally at Atea.  We have full global rights to commercialize all our product candidates in all indications.

ssRNA VIRUS
THERAPEUTIC INDICATION
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
Coronaviridae
COVID-19[1]
Bemnifosbuvir (AT-527) Nucleotide*
COVID-19
Bemnifosbuvir Nucleotide + Protease Inhibitor
Flaviviridae
Hepatitis C Virus (HCV)[2]
Bemnifosbuvir Nucleotide
Hepatitis C Virus (HCV)
Ruzasvir** (NS5A inhibitor)
Dengue Virus
AT-752 Nucleotide
Paramyxoviridae
Respiratory Syncytial Virus (RSV)
Product Candidates

*Bemnifosbuvir is a double prodrug nucleotide analog

** Worldwide exclusive license for all uses from Merck

1.

Bemnifosbuvir has been evaluated as a monotherapy in Phase 2 clinical trials. In vitro combination studies are being conducted to generate data in support of potential clinical combination studies for the treatment of COVID-19.

2.	Bemnifosbuvir and Ruzasvir have been evaluated in Phase 2 clinical trials are anticipated to be developed as a combination for the treatment of HCV.

COVID-19

The global pandemic of COVID-19, caused by the rapid spread of the SARS-CoV-2 virus, which was first reported in Wuhan, China on December 1, 2019, has created significant disruption to public health and economic activity worldwide.  As of February 21, 2022, there has been reported over 420 million confirmed cases of COVID-19, nearly six million deaths worldwide and lasting health problems, frequently referred to as “Long COVID” in many survivors.

At approximately two years into the pandemic, unprecedented progress has been made with both vaccines and treatment options.  Treatment options in the United States, that have either been approved or authorized for emergency use for high-risk patients, include the oral direct acting antivirals Paxlovid™ (nirmatrevir and ritonavir) and molnupiravir, each of which have demonstrated the important impact that easily administered agents can have on preventing disease progression, hospitalization and death.  Treatment options also include Veklury® (remdesivir), a direct acting antiviral which is administered through IV infusion, in addition to monoclonal antibodies which are also administered through IV infusion.  This progress has, however, been offset by a blend of vaccine hesitancy, vaccine resistance and the emergence of a number of SARS-COV-2 variants, most recently omicron, that have increased transmissibility and the ability to evade neutralizing antibodies.

As a result, substantial need remains for additional treatment options.  As COVID-19 becomes endemic with the potential for variant fueled pandemic surges, we believe that this need will continue for years.

As single agent therapeutics become more widely utilized by larger, broader populations during the endemic phase, the potential for development of resistance increases, especially for those agents which do not target highly conserved sites on the SARS-CoV-2 virus.  We believe that oral therapies which are practical, convenient and efficient for use in the early stages of disease, have the potential to protect against the development of severe infection and transmission of the virus, and to benefit a wide range of patient populations including patients who are unvaccinated, patients who fail to respond to available vaccines, individuals for whom a vaccine is contraindicated, and vaccinated patients with waning efficacy, which can occur between three to six months after immunization.

We believe that nucleoside analogues are promising candidates for combination therapy development since antiviral activity is expected to remain even in the presence of newly emerging variants. In particular, we believe bemnifosbuvir is a well-suited product candidate for development in COVID-19 combination regimens as it is designed to target not only the highly conserved polymerase, but also the nidovirus RdRp associated nucleotidyltranferase (“NiRAN”) function and it has been to be well tolerated in clinical trials completed to date.

As additional oral therapies are developed and are added to the treatment armamentarium, we believe that combination regimens will be needed to cover broad patient populations, as newer variants emerge, and resistance develops with the use of single agents.

Bemnifosbuvir

Our most advanced product candidate for the treatment of COVID-19 is bemnifosbuvir, an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor which we believe could be a preferred backbone for an oral combination regimen.  Bemnifosbuvir has a unique dual mechanism of action at both the RNA-dependent RNA polymerase (RdRp) and NiRAN active sites on the highly conserved SARS-CoV-2 RNA polymerase.  As we anticipate continued rapid emergence and evolution of viral variants together with the potential for viral drug resistance to single agent therapies which could render previously effective monotherapy obsolete, we have prioritized the development of bemnifosbuvir as a potential combination therapy for the treatment of COVID-19.

In 2021, we reported data from two monotherapy Phase 2 clinical trials evaluating bemnifosbuvir for the treatment of COVID-19.  One study was conducted in hospitalized adult high-risk patients with moderate COVID-19, while the second was conducted in adult outpatients with mild to moderate disease.  Although the Phase 2 clinical trial in adult outpatients did not meet its primary endpoint and the Phase 2 clinical trial in hospitalized patients was closed out prior to completion, there were consistent positive trends in antiviral activity (~0.5 log10 reductions) observed after dosing with 550 mg BID and 1100 mg BID in sub-groups of patients at high risk for progression.  In addition, results from a bronchoalveolar lavage study in healthy subjects showed that bemnifosbuvir was efficiently delivered to the lungs (epithelial lining fluid), the primary site of SARS-CoV-2 infection.  We believe the collective results from these studies provide positive human proof-of-concept to support our combination strategy.

To efficiently develop a combination regimen for the treatment of COVID-19, we plan to initially study the combination of bemnifosbuvir with a protease inhibitor.  As a class, protease inhibitors have demonstrated antiviral activity in COVID-19 but may be susceptible to resistance if used as a single agent.  We have initiated preclinical in vitro combination studies of bemnifosbuvir with protease inhibitors to explore antiviral synergy and mitigation of potential viral resistance.  Data from ongoing in vitro studies is expected in the first half of 2022.

Hepatitis C

Despite significant recent advances in treatment, HCV remains a global health burden largely owing to the epidemic of injection drug use, and a lack of diagnosis of many of those who have been infected.

Bemnifosbuvir and ruzasvir

For the treatment of chronic HCV infection, we are advancing a novel combination of bemnifosbuvir and ruzasvir, an investigational nonstructural protein 5A (“NS5A”) inhibitor that we exclusively in-licensed from Merck in December 2021.  As single agents, both bemnifosbuvir and ruzasvir have demonstrated potent pan-genotypic antiviral activity against HCV.  As ruzasvir is a Phase 2-ready NS5A inhibitor that has already been evaluated by Merck in over 1200 HCV-infected patients, we have prioritized clinical development of the ruzasvir/bemnifosbuvir combination program over the AT-777/AT-787 programs (AT-777 being our prior lead NS5A inhibitor program which was paused at the outset of the COVID-19 pandemic given industry-wide challenges in conducting clinical studies at that time).

We believe that a combination of bemnifosbuvir and ruzasvir has the potential to offer a differentiated short duration, pan-genotypic protease-sparing regimen for HCV-infected patients with or without cirrhosis. For patients with decompensated cirrhosis, a life-threatening stage of liver disease, we believe that the combination of bemnifosbuvir and ruzasvir may have the potential to treat these patients without the co-administration of ribavirin.  In the second half of 2022, we expect to initiate a Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir evaluating the safety and efficacy in HCV-infected patients.

Dengue

Dengue is a mosquito-borne viral infection that infects up to 400 million people worldwide a year, causing substantial public health and economic burden.  Dengue, which is life threatening in severe cases, was traditionally considered a tropical disease, endemic to countries located mostly in the tropical regions of Asia, Latin America, the Pacific, and across Africa. However, in recent decades the incidence of the disease has been spreading globally.  While a vaccine to prevent dengue is approved in some countries, it is indicated only for persons with confirmed prior dengue infection and its product label use is highly restricted. Currently there are no antiviral therapies approved by either the U.S. Food and Drug Administration (“FDA”) or the European Commission.

AT-752

To address this unmet medical need, we are developing AT-752, an oral, purine nucleotide prodrug for the treatment of dengue.  AT-752 targets and inhibits of the dengue viral polymerase and, in preclinical studies, the drug candidate showed potent in vitro activity against all dengue serotypes tested, as well as potent in vivo antiviral activity in small animal models.

In 2021, we initiated and completed a randomized, double-blind, placebo-controlled Phase 1a clinical trial to evaluate the safety and pharmacokinetics (“PK”), of different dosages of AT-752 in healthy adults (n=65).  In this first-in-human clinical trial, AT-752 administered as single or multiple ascending doses was well tolerated.   No premature discontinuations due to adverse events or serious adverse events were reported and most adverse events were mild.  There were no clinically relevant changes in laboratory parameters.

In 2022, we anticipate conducting two studies of AT-752.  One will be a human challenge study designed to allow assessment of viral load and viral kinetics in healthy subjects who are challenged with a Dengue Virus-1 Live Virus Human Challenge (DENV-1-LVHC) strain after receiving AT-752 or placebo.  This study will be conducted in the United States. We are also preparing to initiate a Phase 2, global randomized double-blind, placebo-controlled trial in adult patients with dengue fever.  This proof-of-concept study in patients is designed to evaluate the antiviral activity, safety and PK of multiple doses of AT-752.  It will be conducted in areas where dengue is endemic.

RSV

RSV is a seasonal respiratory virus that is responsible for significant health and economic burden worldwide. RSV is a common virus that causes severe respiratory disease in infants, which often leads to hospitalization. Up to 70% of infants are infected by the age of one and virtually all infants will have been infected by their third year of life. As protective immunity wanes, RSV reinfection in children and adults, is common. While these reinfections tend to be milder, RSV is a well-established cause of significant morbidity and mortality in the elderly, the immunocompromised and other high-risk patients. There is also an increased awareness of the long-term consequences of RSV primary infection that have been linked to prolonged wheezing and an increased risk of developing asthma.  There are no approved vaccines.  The only approved drugs are ribavirin, which has safety concerns and questionable efficacy and Synagis, a monoclonal antibody which is indicated not for treatment but only for protection against RSV in a high risk pediatric population.

Based on the extensive structure-activity relationship we have identified with our nucleos(t)ide library, we are optimizing the inhibitory potency and selectivity of lead analogs against RSV RdRp. In the second half of 2022, we anticipate nominating a lead candidate and initiating investigational new drug application (“IND”)-enabling studies.

Our Team

Our management team has significant experience discovering, developing and commercializing antiviral therapies for life-threatening viral infections. Our Founder, Chairman, and Chief Executive Officer, Jean-Pierre Sommadossi, Ph.D., has over 30 years of scientific, operational, strategic, and management experience in the biopharmaceutical industry.  Dr. Sommadossi has authored over 180 peer-reviewed publications and holds more than 135 U.S. patents related to antiviral and cancer therapeutics.  Dr. Sommadossi was the principal founder of Idenix Pharmaceuticals, Inc. (“Idenix”), which was acquired by Merck in 2014, and a co-founder of Pharmasset, Inc. (“Pharmasset”), which was acquired by Gilead Sciences, Inc. in 2012.

We have assembled an experienced management and scientific team with a track record of success in the field of antiviral drug development, many of whom have worked together previously. Our team has significant expertise in nucleos(t)ide chemistry, biochemistry and virology and has applied that expertise towards the discovery and development of innovative antiviral treatments, including Epivir, Sovaldi, Tyzeka, Valtrex, Wellferon, Videx, Reyataz, Sustiva, Mavyret, Xofluza, Relenza, Zerit, Zepatier, Epclusa, Harvoni and Veklury. Members of our team have held senior positions at AstraZeneca plc, Merck, GlaxoSmithKline plc, Chiron, Novartis International AG, Biogen, F. Hoffmann La Roche, Abbvie, Bristol Myers Squibb, Shire, Biohaven Pharma, Pharmasset, Idenix, Valeant Pharmaceuticals International, Gilead Sciences, Inc. and Alnylam Pharmaceuticals.

Our Strategy

Our goal is to become a global leader in the discovery, development, and commercialization of novel antiviral therapies for severe or life-threatening viral infections. We intend to achieve this goal by pursuing the following strategies:

Deploy our medicinal chemistry expertise and proprietary nucleotide platform against severe ssRNA viruses with high unmet need. We are developing oral, small molecule antiviral product candidates for the treatment of severe viral diseases. These drug candidates are derived from our proprietary platform complemented by the strategic in license of drug candidates with mechanisms of action different from the drug candidates generated from our platform. Our pipeline includes three programs each at the Phase 2 development stage with drug candidates advancing for the treatment of COVID-19, hepatitis C and dengue fever as well as a preclinical program for RSV. We anticipate multiple value driving milestones over the next 18 months from our three clinical programs.

Develop bemnifosbuvir (AT-527) as the nucleos(t)ide polymerase preferred backbone for combination therapy for the treatment of COVID-19. Bemnifosbuvir, is an investigational, orally administered, non-mutagenic, direct-acting antiviral agent that has been evaluated in Phase 2 clinical trials.  In these Phase 2 trials, bemnifosbuvir has been generally well tolerated and antiviral activity of bemnifosbuvir was observed in high-risk patients with COVID-19.  In vitro, bemnifosbuvir has shown potent inhibition of SARS-CoV-2 replication against all major variants of concern or interest that have been evaluated.  Historically, the emergence of viral resistance has been a major obstacle to successful antiviral therapy. We believe bemnifosbuvir’s mechanism of action, which targets two sites within the RNA-dependent RNA polymerase and results in termination of RNA synthesis and inhibition of NiRAN activity, has the potential create a high barrier to viral resistance.  Taken together, we believe that these properties make bemnifosbuvir an ideal candidate for development as a backbone of potential combination regimens for the treatment of COVID-19.

Advance a potentially best-in-class pan-genotypic regimen of bemnifosbuvir and ruzasvir for HCV. Despite the availability of DAA oral combination regimens for the treatment of HCV, there remains a large, underserved, HCV patient population which continues to grow in the United States.  A large portion of this increase in incidence is attributable to the opioid crisis, IV drug use and HCV reinfection, especially among younger adults.  Additionally, improved therapies may eliminate the need for ribavirin in patients suffering from decompensated cirrhosis.  Clinical studies of ruzasvir conducted by Merck and clinical studies of bemnifosbuvir conducted by us each demonstrated potent antiviral activity in HCV-infected patients as well as favorable tolerability.  In vitro synergy of the combination of bemnifosbuvir and ruzasvir in inhibiting HCV replication has also been observed.   We believe that the combination of bemnifosbuvir and ruzasvir, if successfully developed and approved, has the potential to benefit the populations of HCV-infected patients increasing in the United States and globally, including, in particular, those who are most difficult to treat.

Develop AT-752 as the potential first oral antiviral treatment for dengue fever.  Dengue virus infects approximately 400 million people each year and there are no approved oral antiviral treatments available. AT-752 is a purine nucleotide prodrug product candidate derived from our proprietary nucleotide platform.

Peer-reviewed published data showed potent in vitro activity against all serotypes tested and demonstrated antiviral activity in an animal models. The safety, tolerability and PK of AT-752 has been evaluated in a completed Phase 1 study in healthy subjects.  These data support the continued evaluation of AT-752 in Phase 2 studies in dengue-infected patients.  We believe that AT-752, if approved, has the potential to become the first pharmaceutical for the treatment and prophylaxis of dengue fever.

Leverage the drug discovery and development experience of our team. We believe that building a successful antiviral-focused company requires very specific expertise in the areas of identification of unmet patient needs, medicinal chemistry, drug discovery, preclinical and clinical development, and regulatory affairs. We have assembled and are utilizing the expertise and experience of a team with a demonstrated track record of efficiently and successfully discovering, developing and obtaining global regulatory approval for innovative antiviral therapeutics.

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

Maintain our scientifically rigorous approach and culture of tireless commitment to patients. The patients we seek to treat suffer from life-threatening viral infections for which there are no approved therapies or where there may be an opportunity to improve upon existing therapies. Members of our team, who have dedicated their lives to discovering, developing, and commercializing novel antiviral therapies for severe or life-threatening viral infections, are bringing this commitment and scientific rigor to our efforts to discover, develop and commercialize innovative and differentiated products for patients suffering from COVID-19, HCV, dengue and RSV.

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

The viral replication process begins when a virus attaches itself to a specific receptor site on the host-cell membrane through attachment proteins. The replication mechanism is dependent upon whether the virus is an RNA or DNA virus. Most DNA viruses use host cell proteins and enzymes to make additional DNA that is used to copy the viral genome or is transcribed to messenger RNA (“mRNA”). RNA viruses use their RNA as a template for synthesis of viral genomic RNA and mRNAs. The mRNAs encode both nonstructural proteins responsible for viral replication and transcription and structural proteins responsible for viral assembly. Finally, the newly created virus particles (“virions”), are released from the host cell in order to repeat the infection and replication cycle. RNA viruses can be particularly challenging to treat, as the error rates around the viral RNA polymerase directed RNA synthesis cause high mutation rates during reproduction, creating variants and resistance challenges for antiviral therapies.

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

Over the last 40 years, a great deal of progress has been made in the treatment of some of the most severe viral infections. However, many highly pathogenic ssRNA viruses, including dengue virus and newly emerging viruses such as SARS-CoV-2 and its evolving variants, continue to cause severe viral diseases which still remain inadequately treated or not treated at all.

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

As viral RNA polymerase-based synthesis does not occur in human host cells, antiviral drug development for RNA viruses focuses on identifying selective drug-like molecules that target viral RNA polymerase. Advances in technology have enabled intensive structural and functional studies of viral RNA polymerase including the identification in the case of SARS-CoV-2 of nidovirus RdRp associated nucleotidyltranferase (“NiRAN”), and have opened avenues for the development of new and more effective antiviral therapies.

Viral resistance and variants

A major obstacle to antiviral therapy is viral resistance. Resistance is a function of a virus’ ability to genetically mutate, which, in the case of RNA viruses, is substantially higher than DNA viruses, as most RdRp lack proofreading abilities. The rate of mutation of RNA viruses can occur at six orders of magnitude greater than the rate of mutation of host cells. The ability of viruses to evolve makes the design of ssRNA-directed therapies challenging, as these viral strains continue to mutate and become more resistant to certain antiviral therapies over time. Since all the enzymes involved in the metabolic pathways of bemnifosbuvir and AT-752 to their active triphosphate are designed to be essentially ubiquitous host cell enzymes and not virally encoded proteins, we believe that the high rate of viral mutation does not affect the activation of the prodrug.

Another consequence of viral mutations is the emergence of new variants. For example, each year the genetic mutations accumulated in the influenza virus cause antigen drift that could significantly impact immune recognition, thus the flu vaccines have to be reviewed and updated.  SARS-CoV-2, despite the fact that it does have a proof-reading function with the nsp14 exonuclease, has proven to be able to mutate quickly as well. More than six million SARS-CoV-2 variants have been identified since fall 2020, including alpha (B.1.1.7) in the U.K., beta (B.1.351) in South Africa, gamma (P.1) in Brazil, delta (B.1.617.2) in India, and omicron (B.1.1.529) in South Africa.

WHO Global Weekly Cases and Emergence of Variants of Concern

WHO Regions
Europe
Americas
SE Asia
W. Pacific
E. Med
20m
10m
0
First case Wuhan China December 2019
WHO declares Pandemic 11 Mar 2020
Beta B.1.351 Sth Africa May 2020
Alpha B.1.1.7 UK Sep 2020
Delta B.1617.2 India Oct 2020
Gamma P1 Brazil Nov2020
Omicron B.1.1.529 Sth Africa Nov 2021
WHO Label Lineage Earliest report
Jan 1
Apr 1
Jul 1
Oct 1
Jan 1
Apr 1
Jul 1
Oct 1
Jan 1
2020
2021
2022

WHO Regions: Americas, Europe, South-East Asia, Western Pacific, Eastern Mediterranean, Africa

https://www.who.int/en/activities/tracking-SARS-CoV-2-variants/ ; https://covid19.who.int/ Accessed 22 Feb 2022

A number of these variants have been designated by WHO and CDC as Variants of Concern (VOC) or Variants of Interest (VOI) because there is evidence of increased transmissibility, more severe disease, reduced effectiveness of vaccines or antibodies, or diagnostic detection failures. For example, it is estimated that the effectiveness of mRNA vaccines is reduced by >50% for the omicron variant vs. delta variant without a booster. The neutralizing activity of bamlanivimab, etesevimab, casirivimab and imdevimab, monoclonal antibodies authorized for treatment of high risk COVID-19 patients, was reduced by >500 fold against omicron, the most recent prevalent variant, rendering those monoclonal antibodies ineffective. Given the mutagenic nature of the virus, we expect that the evolution of the virus will continue with more variants emerging and presenting new and varied health challenges.

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

Prodrugs of nucleos(t)ide analogs have become the backbone of single-drug and combination-drug therapies to treat life threatening viral infections, including HIV, HBV, and HCV. Prodrugs are employed to bypass rate limiting activation steps and to improve the oral bioavailability and permeation of cell membranes by the nucleos(t)ide analog.

Our Nucleotide Prodrug Platform

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

Atea’s purine nucleotide prodrug platform

sofosbuvir (HCV)
tenofovir alafenamide (HIV, HBV)
remdesivir (COVID-19)
bemnifosbuvir (AT-527) (HCV, COVID-19)
AT-752 (flaviviruses)
HO
Natural base with Modified sugar
Natural base with Modified sugar and Masked monophosphate
Modified base and Modified sugar and Masked monophosphate
interstitial space
cell
HO
Monophosphate with Modified base and Modified Sugar
rate limiting
Monophosphate with Natural base and Modified sugar
Active triphosphate

We believe that product candidates derived from our platform, which combines unique purine nucleotide scaffolds with a novel double prodrug strategy, have the following potential advantageous characteristics and features:

•	enhanced antiviral activity and selectivity, as well as well-established pharmacology and animal models to predict clinical activity;
•	favorable safety profile;
•	convenience of oral administration; and
•	efficient, predictable, scalable, and reproducible manufacturing, as well as long shelf life for potential stockpiling.

Development Programs

Bemnifosbuvir for the treatment of COVID-19

Although vaccines have an important role in improving a patient’s chance of having a milder form of disease and mitigating the COVID-19 pandemic, as COVID-19 becomes endemic we believe that there will be a continuing need for novel, orally available treatment options, to stay ahead of both increasingly infectious variants and the potential resistance to currently available single agent oral therapies which may emerge in the future.

While effective vaccines are available, global adoption, access and utilization of vaccines remains limited.  In addition, breakthrough infection can occur because the current vaccines are not 100% effective and variants have had an impact on their efficacy.  With the continuing prevalence of COVID-19 globally, there is heightened risk of a further mutation of the virus that could evade one or more of the current vaccines and monoclonal antibody treatments. Thus, we believe there is an urgent need for effective, safe, oral, antiviral treatments.

Paxlovid™ and molnupiravir have provided important evidence regarding the impact that easily administered oral direct acting antivirals can have on preventing disease progression, hospitalization and death.  As additional oral therapies are developed and are added to the treatment armamentarium, we believe that combination regimens will be needed to cover broader patient populations, as newer variants emerge, and resistance develops with the use of single agents alone.

We believe that nucleoside analogues are well suited to serve as the backbone of a combination regimen since antiviral activity is expected to remain even in the presence of newly emerging variants.  More specifically, we believe bemnifosbuvir is a particularly well-suited product candidate for development in COVID-19 combination regimens as it been shown to inhibit the highly conserved viral RNA polymerase at both the NiRAN and RdRp functional domains and has been generally well tolerated in clinical trials conducted to date.

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

COVID-19

An epidemic of cases with unexplained lower respiratory tract infections was first detected in Wuhan, the largest metropolitan area in China’s Hubei province, and was reported to the World Health Organization (“WHO”) Country Office in China on 31 December 2019. The WHO subsequently declared a pandemic on 11 March 2020. This infectious disease, named coronavirus disease 2019 (COVID-19) by the WHO, is caused by the novel coronavirus strain SARS coronavirus-2 (SARS-CoV-2).

Infection with SARS-CoV-2 may be asymptomatic or it may cause a wide spectrum of illness ranging from a mild upper respiratory tract infection to severe life-threatening sepsis and multiorgan failure. Commonly reported symptoms include fever, cough, shortness of breath, loss of taste or smell, sore throat, fatigue, headaches, muscle aches, and gastrointestinal (GI) disturbance. Symptoms typically last two to three weeks, but many patients continue to experience symptoms for many weeks or develop new symptoms, which is now recognized as the post-acute COVID-19 syndrome, or Long COVID. Approximately 10% of non-hospitalized adult patients with COVID-19 report symptoms three months later, and up to 89% of hospitalized patients continue to experience symptoms two months after the onset of their illness. COVID-19 affects people of all ages; however, people who are immunocompromised, elderly, or have certain underlying medical conditions (e.g., chronic heart, lung, and kidney disease; diabetes, obesity, and cancer) are at increased risk of poor outcomes.

Current vaccine and treatment landscape

Several vaccines are approved or authorized for emergency use and additional vaccines are being developed to prevent infection and to create herd immunity, with the aim of preventing disease and reducing the amount of virus circulating within the community.  In December 2020, the FDA granted emergency use authorization (“EUA”) for vaccines from Pfizer Inc. and BioNTech and Moderna, Inc., each of which announced clinical trial results showing that their respective vaccine candidate was found to be more than 90% effective in preventing COVID-19 during such trials.  In February 2021, the FDA granted EUA to a vaccine developed by Janssen Pharmaceutical Company. In August 2021, the vaccine from Pfizer Inc. and BioNTech received full FDA approval. In January 2022, the vaccine from Moderna, Inc. received full FDA approval. In addition to the vaccines authorized for use in the United States, at least five other vaccines have been distributed worldwide. Furthermore, in December of 2021, the FDA granted EUA to the monoclonal antibody combination of tixagevimab and cilgavimab for pre-exposure prophylaxis of COVID-19 in immunocompromised patients and those unable to receive any of the available COVID vaccines.

Antiviral therapies are complementary to vaccines, and preventative therapies.  We anticipate that antivirals will continue to be essential because of uncertainties around the level of immunity that the existing options will be able to generate, the durability of such immunity and the emergence of new variants of the virus that could change and potentially lessen the effectiveness of vaccines.   In November 2021, molnupiravir, an orally administered direct-acting antiviral being developed by Merck and Ridgeback Biotherapeutics for the treatment of adults with mild to moderate COVID-19 in the outpatient setting, received conditional authorization for use from the health authorities in the United Kingdom. In December 2021, the FDA issued an EUA for molnupiravir. Merck and Ridgeback are currently seeking similar authorizations from numerous other global health authorities. In December 2021, the FDA issued an EUA for Pfizer’s Paxlovid, an orally administered direct-acting antiviral for the treatment of adults with mild to moderate COVID-19 in the outpatient setting. In January 2022, the European Medicines Agency recommended conditional marketing authorization for Paxlovid and the FDA expanded the EUA of remdesivir, an intravenous antiviral that is a RdRp inhibitor, to include the treatment of outpatients at high risk of progression to severe COVID-19 illness.

Other products for the treatment of COVID-19 are currently authorized for emergency use or approved by health regulatory authorities in numerous countries throughout the world. These products include sotrovimab, (VIR Biotechnology, Inc. and GlaxoSmithKline) and bebtelovimab (Eli Lilly), both are monoclonal antibodies for the treatment of high-risk adults and adolescents with mild to moderate COVID-19.  Antibody therapies, including those that are currently authorized for emergency use as well as those in development, may have application in prevention as well as treatment.  However, the antibodies currently in use and in development require parenteral administration and are historically more complex than small molecules to manufacture. We believe that these two factors will impact and limit the use of antibodies for the treatment of patients, particularly outpatients with COVID-19.   In addition, the effectiveness of monoclonal antibody therapies has been adversely effected by different SARS-CoV-2 variant strains. Recently both monoclonal antibody combination therapies of bamlanivimab/etesevimab and casirivimab/imdevimab have effectively lost authorization in the United States due to lack of susceptibility to the omicron (B.1.1.529) strain.

In addition to our antiviral candidate, bemnifosbuvir, other antiviral drug candidates are currently in development.  These include, without limitation, GS-5245, an oral remdesivir prodrug which is expected to soon be in Phase 1 being developed by Gilead Sciences, Inc., S-217622, an oral protease inhibitor being developed by Shionogi & Co., Ltd, EDP-235, an oral protease inhibitor in a first in human study being developed by Enanta Pharmaceuticals, Inc., and numerous other protease inhibitors that are still early in their development.

In addition to treatments directed at the virus, there are other immunomodulatory therapies such as interleukin-6 inhibitors, steroids, JAK inhibitors, and anti-tumor necrosis factor antibodies which are being developed to treat the host inflammatory response to the disease.

Our approach

We are developing bemnifosbuvir, an investigational, orally administered, novel antiviral product candidate, for the treatment of COVID-19.  As drug products comprised of single agents are more widely utilized by larger, broader populations of patients over time, we believe that resistance to these single agents will develop, especially for those agents which do not target highly conserved sites on the SARS-CoV-2 virus.  Therefore, we anticipate that future treatments for COVID-19 will preferentially consist of combination regimens including multiple drugs, with differing/complementary mechanisms of action (simultaneously targeting multiple points in the viral replication cycle) and a high barrier to resistance.  As bemnifosbuvir uniquely inhibits the highly conserved viral RNA polymerase at both the NiRAN and RdRp functional domains, our development strategy is to evaluate bemnifosbuvir as part of nucleos(t)ide-based combination regimens.

Targeting SARS-COV-2 NiRAN/RdRp to treat COVID-19

The RNA polymerase complex of SARS-CoV and SARS-CoV-2 supports the transcription and replication of their approximately 30,000-nucleotide viral RNA genomes. It is the largest and most complex RNA synthesis machinery among RNA viruses. As shown in the illustration below, the multi-subunit SARS-CoV polymerase complex is composed of a number of nsps including viral RdRp (nsp12), processivity factors (nsp7, nsp8), a proofreading exonuclease, a N7-methyl transferase (nsp14), and a helicase (nsp13). The nsp12 protein contains two domains, a RdRp core, which is the catalytic subunit incorporating ribonucleotides into RNA templates, and a N-terminal NiRAN domain, the function of which was previously unknown.

SARS-CoV RNA Polymerase

We have investigated the mechanism by which SARS-CoV initiates viral RNA synthesis and have discovered that there are two distinct pathways: one protein-primed and mediated by the NiRAN through the UMPylation of nsp8, and the other through de novo synthesis of dinucleotide primers in a NiRAN-independent manner. Importantly, both functions can be inhibited by AT-9010, the active triphosphate metabolite of bemnifosbuvir. Furthermore, we have obtained a 2.98 Å cryo-EM quaternary structure of nsp12/7/8/RNA/AT-9100, which confirms that AT-9010 not only bound to the NiRAN active site but also was incorporated by the RdRp and functions as a chain terminator.  We believe this unique dual mechanism of bemnifosbuvir creates a potentially higher barrier to resistance compared to other direct acting antiviral inhibitors.

Since bemnifosbuvir targets viral RNA polymerase, a highly conserved enzyme critical to viral replication and transcription, we expect it will maintain its antiviral activity even against the recently emerged variants with mutations in the spike (S) protein responsible for the receptor recognition and host cell membrane fusion process. COVID-19 variants have affected the effectiveness of vaccines and monoclonal antibodies due to the mutations in the viral spike protein and future variants may also impact the effectiveness of vaccines and monoclonal antibodies.

Potent In vitro inhibition of SARS-CoV-2 replication across variants

We assessed the in vitro potency of AT-511 (free base of bemnifosbuvir) against SARS-CoV-2 variants of concern/interest. The data from these studies are summarized in the table below showing that AT-511 maintained its potency against all major variants of concern or interest tested. These data support the key mechanistic advantage of the compound, which targets the highly conserved viral RNA polymerase.

*Determined side-by-side in the same assay
EC90 differences between variants were within in vitro assay variations
**No new mutation in RNA polymerase of Omicron as compared with other variants

Non-mutagenic

Results from non-clinical studies indicate that bemnifosbuvir is non-mutagenic and non-teratogenic and it has shown no reproductive toxicity.

More specifically, analysis of SARS-CoV-2 infected Huh7.5 cells treated with AT-511 (the free base of bemnifosbuvir) by next generation sequencing (NGS) showed that bemnifosbuvir was not a mutagen (which is consistent with the lack of genotoxicity observed in the preclinical in vitro and in vivo studies) and did not introduce mutations in the viral genome.

*Frequency threshold defined as presence of mutation in 0.2% or 0.1% of NGS reads

In addition to the standard battery of safety pharmacology and repeat dose toxicity studies, which showed no adverse effects of bemnifosbuvir treatment in rats and non-human primates at respective doses up to 650 and 1000 mg/kg/day for 13 weeks, new completed preclinical studies have demonstrated that bemnifosbuvir did not affect male or female fertility in treated rats, did not affect early embryo-fetal development in treated pregnant rats or rabbits, and did not affect the pre- or post-natal development, reproductive capability, or behavioral assessments of the offspring of rats treated prior to and during mating (males) and prior to mating through pregnancy and lactation (females).

Multi-Pronged Approach to identification of protease inhibitor for combination therapy with bemnifosbuvir

To accelerate the development of a combination regimen for the treatment of COVID-19, we plan to initially study the combination of bemnifosbuvir with a protease inhibitor.  Although protease inhibitors as a class may be susceptible to resistance if used as a single agent, they have demonstrated antiviral activity in COVID-19.  We have initiated preclinical in vitro combination studies of bemnifosbuvir with protease inhibitors to explore potential antiviral synergy and mitigation of potential viral resistance.

We are pursuing a multi-pronged approach to identification of a protease inhibitor that, together with bemnifosbuvir as the nucleos(t)ide polymerase inhibitor component, is intended to be a highly effective oral combination therapy that provides a high barrier to viral resistance for use in broad patient populations.  We have recently begun efforts to discover and select a protease inhibitor lead candidate, leveraging our expertise in medicinal chemistry, molecular virology, pharmacology, drug metabolism/pharmacokinetics, and toxicology.  In parallel, we are, through our business development efforts, evaluating opportunities to in-license a late stage preclinical or early stage clinical protease inhibitor product candidate to accelerate initiation of clinical development of a proprietary combination regimen.

Clinical development history

At the outset of the COVID-19 pandemic, we initiated our COVID-19 program with a global Phase 2 clinical trial of bemnifosbuvir in hospitalized patients.  The initiation of the global Phase 2 clinical in hospitalized patients was followed by the initiation, together with our former collaborator, F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”), of a Phase 2 outpatient clinical trial (MOONSONG), a Phase 3 outpatient clinical trial (MORNINGSKY) and a Phase 3 six-month follow-up study (MEADOWSPRING) for patients that had been enrolled in MORNINGSKY.  These patient studies, with additional supporting Phase 1 and clinical pharmacology studies conducted in healthy subjects, were intended to support the development of bemnifosbuvir for the treatment of COVID-19 as a monotherapy, or single agent product.

Following the availability of orally available COVID-19 treatment options in November 2021 in the United States and certain other countries, the standard of care for the treatment of COVID-19 in outpatients changed. As additional oral therapies are developed and are added to the treatment armamentarium, we believe that combination regimens will be needed to cover broader patient populations, as newer variants emerge, and resistance develops with the use of single agents alone. In anticipation of this future need, we prioritized our clinical development strategy in January 2022 to focus on the development of a bemnifosbuvir combination regimen.  We anticipate that this proposed regimen will be comprised of bemnifosbuvir and a protease inhibitor, which is the drug class of Paxlovid™, one of the currently available oral treatment options.  In addition to lowering the possibility of emergence of viral resistance, combination therapies often result in additive or synergistic antiviral activity (i.e. resulting in greater activity than either of the single agents alone).

Together with Roche, we completed the Phase 2 outpatient (MOONSONG) clinical trial in October 2022 and we closed out each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials in December 2021 and February 2022, respectively.   We closed out our Phase 2 hospitalized patient clinical trial in January 2022.  We intend to leverage the key clinical data obtained in the program to date, described below, to support our combination strategy.

Global Phase 2 study in hospitalized patients with COVID-19. This study was a randomized, double-blind, placebo-controlled, study that evaluated bemnifosbuvir in patients with moderate COVID-19 versus placebo.  An interim analysis was conducted (data cut as of May 2021) which included data from 70 hospitalized, high-risk patients with COVID-19 of which data from 62 patients were evaluable for virology analysis. Based on the interim analysis, after bemnifosbuvir 550 mg BID dosing for five days, rapid reduction in viral load levels were observed. At Day 2, patients receiving bemnifosbuvir experienced a 0.7 log10 greater mean reduction from baseline viral load versus placebo. A sustained difference in viral load reduction was maintained through Day 8.

Bemnifosbuvir’s SARS-CoV-2 antiviral activity was also observed in patients with baseline viral loads above the median of 5.26 log10 as compared to placebo.  In this subset, those in the bemnifosbuvir arm achieved SARS-CoV-2 clearance as early as Day 2 (in 6% of patients), Day 8 (in 7% of patients) Day 10 (in 33% of patients), and Day 12 (in 31% of patients) compared to 0% of patients in the placebo arm at the same timepoints. By Day 14 (last viral sampling study day) approximately 47% of patients in the bemnifosbuvir arm and 22% in the placebo arm had no detectable RNA virus.

After dosing with 550 mg BID for five days, bemnifosbuvir was generally well tolerated and there were no drug-related serious adverse events. Non-serious adverse events were equally distributed across treatment arms. Most were mild-to-moderate in severity and assessed as not related to the study drug.

After the interim analysis described above, we amended this placebo-controlled study to explore higher doses of bemnifosbuvir, specifically 1100 mg BID over five days.  In January 2022, we closed out the study to prioritize development of a combination regimen.

Global Phase 2 MOONSONG trial: This study was a randomized, double-blind, multi-center, placebo-controlled trial, that evaluated the antiviral activity, safety and pharmacokinetics of sequential doses of bemnifosbuvir 550 mg (Cohort A, n=30) and 1,100 mg (Cohort B, n=30) with BID dosing in adult outpatients with mild or moderate COVID-19 versus placebo (n=40). Treatment with bemnifosbuvir in this study did not meet the primary endpoint of showing a reduction in SARS-CoV-2 viral load in the overall population of patients compared to placebo, of whom approximately two thirds were low-risk with mild symptoms.  However, in high-risk patients with underlying health conditions, a reduction of viral load of approximately 0.5 log10 at Day 7 was observed with administration of 550 mg BID as compared to placebo (prespecified subgroup analysis Cohort A n=7; placebo n=10) and with administration of 1,100 mg BID as compared to pooled placebo (exploratory subgroup analysis Cohort B; n=14; placebo n=7).

Additional exploratory data reported from the Phase 2 MOONSONG trial showed rapid and potent antiviral effect of bemnifosbuvir as measured by an infectious virus assay which detected the amount of “live” virus capable of replication. The exploratory analysis included approximately 71% of all patients in MOONSONG (Cohort A and B) who had positive baseline cultures.

The results from the Phase 2 MOONSONG study include the following observations:

•

rapid and potent reduction in viral load of -0.5 log10 in the evaluable patient population (low and high risk, majority seropositive) of Cohort B with 1,100 mg BID bemnifosbuvir (n=18) versus placebo (n=6) at Day 3 of the study period (post-hoc exploratory analysis);

•

rapid and potent reduction in viral load of -0.9 log10 in the high-risk patient subgroup (post-hoc exploratory subgroup analysis) of Cohort B with 1,100 mg BID mg (n=11) versus placebo (n=4) at Day 3; and

•

reduction in viral load of -0.3 log10 in the high-risk patient subgroup (pre-specified exploratory subgroup analysis) of Cohort A with 550 mg BID (n=8) versus placebo (n=6) at Day 3, suggesting a dose response for bemnifosbuvir.

Bemnifosbuvir was generally well tolerated in this study. The proportion of patients experiencing any adverse event (AE) was 20% in the placebo group, 20% in the bemnifosbuvir 550 mg BID group and 27% in the bemnifosbuvir 1100 mg BID group. There were three non-drug related serious adverse events (SAEs) in each of the treatment groups and all other AEs were grade 1 or 2.  Gastrointestinal (GI)-related AEs were the most commonly reported AEs: 8% in the placebo group; 7% in the bemnifosbuvir 550 mg BID group; 17% in the bemnifosbuvir 1100 mg BID group, with mild to moderate nausea/vomiting resulting in premature study drug discontinuation of 3% in the placebo group, 0% in the bemnifosbuvir 550 mg BID group  and 17% in the bemnifosbuvir 1100 mg BID group. No clinically significant differences in laboratory abnormalities were observed in the treatment arms as compared to placebo.

Global Phase 3 MORNINGSKY and MEADOWSPRING trials: The MORNINGSKY study evaluating the effects of bemnifosbuvir in non-hospitalized adult and adolescent participants with mild or moderate

COVID-19 was closed out in December 2021.  In February 2022, MEADOWSPRING, originally designed as a six-month Phase 3 follow-up study of participants previously enrolled in MORNINGSKY, was closed out with enrolled patients reaching three rather than six months of follow-up.

Phase 1 and clinical pharmacology studies

In addition to the Phase 2 clinical trials, supporting Phase 1 and clinical pharmacology studies, including a bronchoalveolar lavage study, multiple drug-drug interaction studies and a mass balance study, have been conducted and completed since we initiated our COVID-19 program.  In these studies, the safety and PK of bemnifosbuvir has been evaluated at doses up to 1100 mg BID for 5 days in healthy subjects.

Results from the bronchoalveolar lavage study in healthy subjects demonstrated that bemnifosbuvir was efficiently delivered to the lungs (epithelial lining fluid, ELF), the primary site of SARS-CoV-2 infection. Five clinical drug-drug interaction studies were completed with topline results demonstrating an overall low drug-drug interaction potential associated with bemnifosbuvir.

Bemnifosbuvir has been generally well tolerated in healthy subjects.  Consistent with the results from the Phase 2 outpatient clinical trial (MOONSONG), an increased incidence of mild to moderate GI-related adverse events, specifically nausea and vomiting, were observed at 1,100 mg BID in healthy subjects.

Currently we are conducting a Phase 1 clinical study in healthy subjects to evaluate the tolerability of AT-527 after dosing with or without food to assess whether the mild GI-related events observed at the 1,100 mg BID dose can be mitigated.

Bemnifosbuvir and Ruzasvir for the Treatment of Hepatitis C

Hepatitis C virus (HCV)

Background

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis and needle sticks. In the United States, injection drug use accounts for approximately 60% of all new cases of HCV. Diagnosis of HCV is made through blood tests, including molecular tests that allow for the detection, quantification and analysis of viral genomes and the classification of an infection into specific viral genotypes. Hepatitis C becomes chronic Hepatitis C in 75% to 85% of cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven genotypes and 67 subtypes, with genotype 1 being responsible for more than 70% of HCV cases in the United States. Patients with HCV are also classified by liver function status: compensated cirrhosis (liver scarring) denotes those patients that do not yet have impaired liver function, while decompensated cirrhosis describes patients with moderate to severe liver function impairment.

According to the WHO, an estimated 58 million people globally have chronic HCV infection, with about 1.5 million new infections occurring per year.  Approximately 290,000 people die every year from HCV related liver diseases, with the majority of death resulting from cirrhosis and hepatocellular carcinoma (HCC - primary liver cancer).

Despite significant advances in treatment beginning in 2013, there remains a large, underserved, HCV patient population which continues to grow dramatically in the United States. While a portion of this increase results from increased diagnosis of HCV that began following the 2013 CDC issuance of guidelines for screening of all Americans born between the years 1945 and 1965, a large portion of this increase in incidence is attributable to the opioid crisis, IV drug use and HCV reinfection.  The US HCV prevalence is expected to continue to remain steady over the coming years as rising HCV incidence offsets the number of new patients treated.

Increasing incidence of HCV in the United States

Estimated Number Acute HCV Cases
70,000
60,000
50,000
40,000
30,000
20,000
10,000
0
11,800
17,100
24,700
29,700
30,500
33,900
41,200
44,700
50,300
57,500
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
Year

Source: Centers for Disease Control and Prevention (CDC). 2019 Viral Hepatitis Surveillance Report—Hepatitis C. Published May 2021.

It is estimated that a substantial global market for HCV therapeutics will exist to 2050 and beyond. Estimated at approximately $4 billion in global sales in 2021, with approximately 50% attributable to the United States, the HCV market remains large.  We believe the U.S. HCV prevalence will remain steady over the coming years as rising HCV incidence offsets the number of new patients treated.

Current treatment landscape

No vaccine exists for the prevention of HCV, but beginning in 2013 several sequentially introduced and improved oral antiviral therapeutics have boosted sustained virologic response rates to over 95% in a majority of patients, with treatment durations of eight to 12 weeks depending upon the regimen and patient population. The leading HCV products are comprised of a combination of agents with differing mechanisms of action and therapeutic targets: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B nucleos(t)ide polymerase inhibitors. A patient’s genotype, cirrhotic status, and prior treatment failures determine the appropriate antiviral therapeutic used in treatment. In the United States, currently the two leading therapeutics for treatment of chronic HCV are:

Epclusa® (sofosbuvir/velpatasvir): Epclusa, a combination regimen consisting of an NS5B inhibitor and an NS5A inhibitor, was first approved by the FDA in 2016 for the treatment of adults with chronic HCV infection with any of genotypes one through six infection, either without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin. Patients on Epclusa require 12 weeks of treatment.

Mavyret® (glecaprevir/pibrentasvir): Mavyret, a combination regimen consisting of a NS3/4A protease inhibitor and an NS5A inhibitor was first approved by the FDA in 2017 for the treatment of adults with chronic HCV with any of genotypes one through six infection, without cirrhosis or with compensated cirrhosis. Mavyret is also approved for HCV patients with genotype 1 infection who have been previously treated with a regimen either containing an NS5A inhibitor or an NS3/4A protease inhibitor (but not both). Mavyret was the first eight-week treatment approved for HCV genotypes one through six in adult patients without cirrhosis who have not been previously treated. In 2019, the FDA approved shortening the treatment duration from 12 weeks to eight weeks in treatment-naïve, compensated cirrhotic HCV patients across genotypes one through six. Mavyret is not approved for use in patients with decompensated cirrhosis.

With the exception of our HCV combination product candidate and CC-31244, an NS5B inhibitor product candidate from Cocrystal Pharma, Inc., which is currently in Phase 2 clinical development, we are not aware of any other product candidates for the treatment of HCV in late stage clinical development in the United States.

Our approach

We are developing bemnifosbuvir in combination with ruzasvir.  Ruzasvir is an investigational oral, pan genotypic NS5A inhibitor for the treatment of chronic HCV infection that we licensed from Merck in December 2021.  Based on our preclinical and clinical data to date relating to bemnifosbuvir, together with data that Merck generated relating to ruzasvir, we believe that this combination, if approved, could offer the following potential benefits:

•	Short treatment duration of eight weeks in HCV-infected patients with and without cirrhosis (compensated cirrhosis).
•	Equivalent antiviral potency across all genotypes, regardless of cirrhosis status, including the difficult to treat genotype-3 population.
•	Obviate the need for extensive pretreatment assessments, including genotyping, procedures to assess cirrhosis, and liver function assessment.
•

Eliminate the need for ribavirin in patients with decompensated cirrhosis. Ribavirin, an antiviral first approved in 1986, carries several FDA boxed warnings, including the risk of hemolytic anemia and teratogenicity.

•	Well tolerated regimen, with low potential for drug-drug interactions.

Clinical development

To date, we have completed two clinical trials of bemnifosbuvir to support the treatment of chronic HCV infection.

Phase 1 clinical trial of bemnifosbuvir

We conducted a Phase 1 trial to evaluate single and multiple doses of bemnifosbuvir as a single agent in healthy and HCV-infected subjects for up to seven days. All HCV-infected subjects were treatment-naïve with HCV RNA ³ 5 log10 IU/mL. The objectives of the trial were to assess safety, tolerability, PK and antiviral activity.

The trial evaluated single oral doses of bemnifosbuvir up to 400 mg salt form (369 mg free base) in healthy subjects (Part A), single doses up to 600 mg salt form (553 mg free base) in non-cirrhotic HCV-infected subjects (Part B), and multiple doses up to 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic genotype 1b (“GT1”), HCV-infected subjects (Part C). Additional cohorts evaluated 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic genotype 3 (“GT3”), (Part D) and Child-Pugh A cirrhotic (GT 1,2,3), HCV-infected subjects (Part E). The tables below show the dosage and mean maximum HCV RNA reductions for each treatment cohort.

A total of 88 subjects were dosed across all parts of the trial, with 72 subjects who received active drug and 16 subjects who received placebo. In this trial, bemnifosbuvir showed equivalent pan-genotypic antiviral activity in both cirrhotic and non-cirrhotic HCV infected patients. The mean maximum HCV reduction after a single dose (Part B) was 2.3 log10 IU/mL, and the mean maximum HCV RNA reduction after seven days of dosing with bemnifosbuvir at 553 mg free base was 4.6 log10 IU/mL. Data also showed a mean maximum HCV RNA reduction of 4.4 log10 IU/mL after seven days of dosing of bemnifosbuvir at 553 mg free base in non-cirrhotic genotype 1b (“GT1b”), HCV-infected subjects, and a mean reduction of 4.5 log10 IU/mL after seven days of dosing in non-cirrhotic GT3 HCV-infected subjects. The PK data in cirrhotic subjects was similar to non-cirrhotic subjects. Emax modeling predicted that a dose of 553 mg free base of bemnifosbuvir once daily would result in maximum viral load reduction.

Maximum HCV RNA change in Part B (single dose in non-cirrhotic, GT1 HCV-infected subjects)

Maximum Reduction (log10 IU/mL) bemnifosbuvir dosage (free base equivalent)	100 mg (92 mg) N=3	300 mg (277 mg) N=3	400 mg (369 mg) N=3	600 mg (553 mg) N=3
Mean ±SD*	0.8 ±0.153	1.7 ±0.564	2.2 ±0.391	2.3 ±0.255
Individual	0.6, 0.8, 0.9	1.1, 1.8, 2.2	1.8, 2.2, 2.5	2.1, 2.3, 2.6

Maximum HCV RNA change in Part C (multiple dose in non-cirrhotic, GT1 HCV-infected subjects)

Maximum Reduction (log10 IU/mL)	Placebo QD** x 7 days (N=6)	150 mg (138 mg) QD x 7 days (N=6)	300 mg (277 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	0.4±0.109	2.6±1.073	4.0±0.415	4.4±0.712
Individual	0.3, 0.3, 0.4, 0.4, 0.5, 0.6	1.7, 1.8, 1.8, 2.7, 3.0, 4.5	3.4, 3.7, 3.9, 4.2, 4.2, 4.5	3.5, 4.0, 4.1, 4.3, 5.2, 5.3

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

*SD = standard deviation

**QD = once daily

Phase 2 clinical trial of bemnifosbuvir in combination with daclatasivr

We conducted a Phase 2, open-label clinical trial to evaluate bemnifosbuvir in combination with daclatasvir, an approved commercially available HCV NS5A inhibitor, in HCV-infected subjects. Ten treatment-naïve, non-cirrhotic GT1 HCV-infected subjects received 553 mg free base bemnifosbuvir and 60 mg daclatasvir once daily for a period of eight or 12 weeks. The primary efficacy endpoint of the study was SVR12 (a sustained viral response, defined as HCV RNA < lower limit of quantitation (LLOQ) at 12 weeks after end of treatment (EOT)).  Secondary efficacy endpoints included HCV RNA< Lower Limit Of Quantitation (“LLOQ”), and Target Not Detected (“TND”)(an assessment of virologic response that is more rigorous than LLOQ), by study visit, virologic failure, and appearance of resistance-associated variants (RAVs) to either of the study drugs.

Despite the use of a less potent first-generation HCV NS5A inhibitor, daclatasvir, all subjects achieved HCV RNA < LLOQ and TND at the end of treatment (EOT); nine of the 10 subjects achieved SVR12. One subject who was TND by week 2 received 8 weeks of treatment, achieved SVR4, and then experienced likely virologic relapse at post-treatment week 12. The single subject who relapsed with GT 1b virus had the following multiple RAVs/variants both at baseline and at the SVR12 timepoint: NS5A: R30Q; NS5B: L159F/A218S/C316N.  Phenotypic analysis demonstrated that bemnifosbuvir retained the same potency against clinical isolates obtained from this relapsed subject at baseline and SVR12 (only a 1.1 and 0.8-

fold shift, respectively, in EC50 compared to reference). Compared to sofosbuvir, the EC50 and EC90 values for bemnifosbuvir were ~10-fold lower. Thus, the significance of the RAVs in this case is unclear.  No other subjects had pre-existing NS5A RAVs at baseline.

As shown in the graph below, viral load decreased rapidly after initiation of study drugs, with 70% of subjects achieving plasma HCV RNA < LLOQ by week 2 (and 50% achieving TND by week 2). We believe that the rapid early clearance of HCV RNA observed in this trial supports continued evaluation of bemnifosbuvir in shortened treatment regimens, ideally with a more potent, next-generation HCV NS5A inhibitor.

Proportion (%) of subjects achieving HCV RNA <LLOQ and TND by study visit with bemnifosbuvir in combination with daclatasvir

<LLOQ
TND
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Subjects (%)
7/10
5/10
9/10
9/10
10/10
10/10
10/10
10/10
9/10
9/10
Wk 2
Wk 4
EOT*
SVR4
SVR12
Study visits

Bemnifosbuvir HCV safety

There were no serious adverse events, dose-limiting toxicities or adverse events leading to trial discontinuation observed in our HCV Phase 1 or Phase 2 clinical trials of bemnifosbuvir. The most common side effects observed were headache and small increases in blood lipid levels, with no consistent patterns in other reported effects. Most side effects were not severe and were not thought to be related to bemnifosbuvir.

Ruzasvir

Ruzasvir is an investigational oral, highly potent pan-genotypic NS5A inhibitor that we licensed from Merck in December 2021.  In studies conducted by Merck, ruzasvir demonstrated in vitro potent antiviral activity with an EC50 in the sub- to low picomolar range against all HCV genotypes (<10 pM against GTs 1-7).  The antiviral activity of ruzasvir was evaluated in a proof-of-concept study in HCV-infected patients, where viral load reductions >3 log10 were observed in GT1, GT2 and GT3-infected patients after treatment with monotherapy.  This potent clinical antiviral activity is on par with what was achieved, as single agents, with velpatasvir and pibrentasvir, the NS5A inhibitor components of Mavyret and Epclusa, respectively. These proof-of-concept data supported evaluation of ruzasvir in larger phase 2 multiple drug combination studies (including 2 and 3 drug regimens) previously conducted by Merck.  These studies included treatment-naïve and interferon-experienced patients with or without compensated cirrhosis.  In general, high SVR12 rates (>90%) were observed in 2-drug combination studies (ruzasvir plus uprifosbuvir, a pyrimidine nucleotide prodrug, for 12 weeks) conducted by Merck in GT1, GT2, GT4 and GT6-infected patients (C-Breeze 1 and 2). A lower SVR12 rate was observed in GT-3 subjects with compensated cirrhosis (40% SVR12; C-Breeze 1).  Atea believes this lower rate is attributed to the reduced antiviral activity associated with the nucleotide uprifosbuvir in GT-3 cirrhotic subjects as an increase in ruzasvir dose to 180 mg substantially increased the SVR12 rate in this population (68% SVR12; C-Breeze 2), highlighting the preserved dose-related clinical antiviral activity of ruzasvir in GT-3 subjects with cirrhosis.

Over 1200 HCV-infected participants have received ruzasvir at daily doses up to 180 mg for durations up to 24 weeks as part of 2-drug and 3-drug regimens with or without ribavirin.  The overall safety data indicates that ruzasvir has been generally well-tolerated with no consistent treatment-related changes in labs, vital signs, or ECG safety parameter values.  Serious adverse events and discontinuations due to adverse events were rare in all studies conducted by Merck.

Rationale supporting the combination of bemnifosbuvir and ruzasvir for HCV

With the antiviral potency observed with bemnifosbuvir, especially in more difficult to treat genotype-3 infected patients, we believe that the combination of ruzasvir and bemnifosbuvir has the potential to improve on the SVR12 rates observed in the prior studies conducted by Merck.

To further support our development of the combination of bemnifosbuvir and ruzasvir in patients, we have conducted in vitro synergy experiments in HCV GT1b replicon assays (Huh-luc/neo-ET), where HCV replicon cells were treated with multiple concentrations of AT-511, the free base of bemnifosbuvir, and ruzasvir either alone or in combination.  As shown in the figure below, these experiments demonstrated that the combination resulted in substantially greater inhibition of HCV replication than either agent alone, suggesting a synergistic antiviral effect between the two inhibitors.

In vitro Synergy: Assay performed in HCV GT1b replicon (Huh-luc/neo-ET)

Collectively, these data support the clinical development of bemnifosbuvir and ruzasvir used in combination for the treatment of chronic HCV infection.

Planned clinical development

In 2022, we plan to initiate a Phase 2 trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis.  This study will evaluate the safety and efficacy of the pan-genotypic combination consisting of 550 mg QD of bemnifosbuvir and 180 mg QD of ruzasvir after eight or 12 weeks of treatment.

Results from this study are intended to support future larger studies of bemnifosbuvir in combination with ruzasvir in broad patient populations for treatment durations of eight weeks or potentially less (six weeks) as well as in patients with decompensated cirrhosis for treatment durations of 12 weeks without ribavirin

Prior to our licensing of ruzasvir from Merck, we had been developing AT-777, an NS5A inhibitor, that we had intended to develop as part of a fixed dose combination with bemnifosbuvir (fixed dose combination was referred to as AT-787).  This program was paused at the outset of the COVID-19 pandemic given industry-wide challenges in conducting clinical studies at that time. With the license from Merck, we have prioritized development of ruzasvir over AT-777/AT-787, and have no immediate plans to conduct clinical studies utilizing AT-777 or the combination AT-787.

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

Globally four billion people live in high-risk dengue areas, with up to 400 million infected each year, resulting in 500,000 hospitalizations. The WHO has called dengue the most important mosquito-borne viral disease in the world. Although dengue rarely occurs in the continental United States, it is endemic in Puerto Rico, Southeast Asia, Latin America and the Pacific Islands, as shown in the map below. Seventy percent of the global disease burden for dengue is in Asia.

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

Current treatment landscape

There are no FDA or EU approved therapies indicated for the treatment of dengue. Current treatment protocols involve supportive care, including analgesics, judicious fluid replacement, and bed rest. In 2019, a vaccine, Dengvaxia developed by Sanofi Pasteur Inc. (“Sanofi”), was approved by the FDA for the prevention of disease caused by dengue virus serotypes 1, 2, 3 and 4 in children ages nine to 16 with laboratory-confirmed previous dengue infection and living in endemic areas.

Takeda Pharmaceuticals Co Ltd, (“Takeda”), is also advancing a dengue vaccine, TAK-003, which is in Phase 3 development. Primary endpoint analysis of its ongoing Phase 3 trial in children ages four to 16 years showed protection against virologically-confirmed dengue.

Therapeutic candidates in addition to AT-752 currently in clinical development for the treatment of dengue fever include a dengue NS4B inhibitor being developed by Janssen Pharmaceutical Companies which is in Phase 2a development in adult patients with confirmed dengue fever and a dengue NS4B inhibitor being developed by Novartis Pharmaceuticals Corporation which is in Phase 1 clinical development.

Our approach

We are developing AT-752, an oral, purine nucleotide prodrug product candidate for the treatment of dengue. AT-752 has shown potent activity against all dengue serotypes and other flaviviruses tested in preclinical studies. AT-752 is designed to target the inhibition of the viral polymerase. We also intend to explore the potential development of AT-752 as a prophylactic treatment for dengue, which we believe, if approved, could be directed at the travelers’ market.

Preclinical development

The antiviral activity of AT-281, the free base of AT-752, was evaluated against all four dengue serotypes in vitro.  These studies showed potent, concentration dependent inhibition of all dengue strains tested with EC50s ranging from 0.30 to 0.75 µM.

DENV-1 EC50 = 0.57 µM
DENV-2 EC50 = 0.30 µM
DENV-3 EC50 = 0.75 µM
DENV-4 EC50 = 0.57 µM
DENV (% DMSO Control)
150
100
50
0
-2
-1
0
1
2
AT-281 Log Concentration (µM)

AT-281 was also evaluated under contract with the National Institutes of Health and Infectious Disease against a variety of flaviviruses. Huh-7 cells were infected with individual viral strains and exposed to serial dilutions of AT-281. A virally induced cytopathic effect (“CPE”) assay, using either a neutral red dye uptake endpoint or a virus yield reduction measurement using a standard endpoint dilution CCID50 assay, was used to measure the antiviral EC50 or EC90 value, respectively. Uninfected cell controls concurrently exposed to drug were used to determine cytotoxicity (CC50) using the CPE assay. AT-281 demonstrated sub-micromolar potencies against all flaviviruses tested (summarized in the table below). No toxicity was detected for AT-281 up to the highest concentration tested (172 µM).

aSI = selectivity index (CC50/EC90 or CC50/EC50);   bEC50

We have evaluated the activity of AT-752 in a preclinical animal model of dengue disease in which AG129 mice were treated orally with AT-752 (1000 mg/kg, p.o.) four hours before subcutaneous inoculation with D2Y98P dengue strain followed by subsequent dosing of AT-752 twice daily (500 mg/kg, p.o.) for seven days, starting one hour post inoculation. All vehicle-treated mice succumbed to fatal central nervous system sequelae within 8 days of infection, as typically observed for this model; however, mice treated with AT-752 showed notable differences in overall health, survival, and viremia. As shown in the graphs below, viral RNA in serum was statistically significantly lower than control by day 6 and below the limit of detection (“LOD”) (LOD: 50 copies per mL) on day eight, after seven days of drug treatment.

Health Score
Days post infection
Vehicle
AT-752
0
1
2
3
4
5
6
7
0
5
10
15
20
*
*
*
*
*
*

Percent survival (%)
100
80
60
40
20
0
0
2
4
6
8
10
12
14
16
18
20
Days post infection
Vehicle
AT-752
p<0.001

6
4
2
0
Viremia (log10 PFU/mL)
*
*
Vehicle
AT-752
4
6
7
8
10
Days post infection

Additionally, the potent antiviral activity of AT-752 was evaluated in a preclinical animal model of yellow fever virus disease in which hamsters were treated orally with AT-752 for seven days starting either four hours prior to inoculation (100, 300 or 1000 mg/kg) or two days post-inoculation (1000 mg/kg) with virus (Jimenez hamster-adapted strain V#2653). As shown in the graphs below, compared to animals treated with vehicle or the positive control ribavirin (50 mg/kg), weight loss prevention and survival were substantially improved when AT-752 treatment was started either before or after inoculation.  Furthermore, significant reductions in serum viral titers on day four and ALT levels (a measure of virally-impaired liver function) on day six were observed in all AT-752-treated animals.

***p<0.001, **p<0.01, *p<0.05 as compared to placebo treatment

Clinical development

Phase 1 clinical trial

We have recently completed a first-in-human, randomized, double-blind, placebo-controlled study of AT-752.  This study was conducted in 65 healthy adults to investigate the safety, tolerability, and PK (with embedded food effect) of AT-752. The study consisted of two sequential parts: Part A comprised of a single ascending dose including a food effect cohort and Part B comprised of multiple ascending doses. In this study, AT-752 was generally well tolerated after either single or multiple doses in healthy subjects.  There were no serious adverse events reported and no drug related drug discontinuations.  Most adverse events were Grade 1 (mild) in intensity and no adverse events with severity of Grade 3 or above were reported. The most common adverse events across both parts of the study were headache, nausea, and vomiting. Gastrointestinal-related events (e.g. nausea, vomiting, abdominal pain, diarrhea, and constipation) were observed more commonly with AT-752 as compared to placebo, although cases were mild/moderate in intensity and were self-limiting or managed with ondansetron (vomiting). Most changes in laboratory parameters were mild (Grade 1) with no apparent relationship between the incidence of any laboratory abnomality and AT-752 dose level.

In 2022, we anticipate initiating two clinical trials of AT-752. One will be a human challenge study in the United States to evaluate viral load and viral kinetics in healthy subjects who are challenged with a Dengue Virus-1 Live Virus Human Challenge viral strain after receiving either AT-752 or placebo.  We currently anticipate that this study will begin in the first half of 2022.

Additionally, we are initiating a global Phase 2 randomized, double-blind, placebo-controlled, dose-ranging trial to evaluate PK, pharmacodynamics, and safety of AT-752 in patients with dengue infection.

This study which will be conducted in geographic regions where dengue fever is endemic and is expected to enroll approximately 60 subjects. The primary objective of this study is to investigate the antiviral activity of AT-752 versus placebo (reduction of dengue virus RNA from baseline) in adult subjects with confirmed dengue infection.

We intend to pursue FDA expedited development and review programs for AT-752. Dengue is also defined as a tropical disease under the Federal Food, Drug and Cosmetic Act (the “FDCA”), and therefore FDA approval of AT-752 for the treatment of Dengue may result in a tropical disease priority review voucher that may be used for a subsequent NDA or biologics license application.

Candidates for the Treatment of Respiratory Syncytial Virus (RSV)

Respiratory Syncytial Virus (RSV)

Background

RSV, a negative ssRNA virus belonging to the Pneumoviridae subfamily of the Paramyxoviridae family, is a seasonal respiratory virus that can be serious for infants, older adults, and the immuno-compromised population. Although the virus is seasonal, the duration, peaks and severity of the virus vary each season. In the United States, RSV infections generally occur during fall, winter and spring, but the timing and severity can vary from year to year and from region to region.   Two different strains of the virus co-circulate each season, and RSV epidemics last from four to six months.

Globally, RSV affects 64 million people, according to the National Institutes of Health (the “NIH”), with annual mortality estimated at 160,000 deaths.

The primary symptoms of RSV infections include coughing, wheezing, fever, decreased appetite, and runny nose.  RSV is the most common cause of bronchiolitis (inflammation of the small airways in the lung) and pneumonia (infection of the lungs) in children in the United States. Almost all children contract the RSV infection by their third year of life with 75,000 to 125,000 children being hospitalized each year in the United States.  Globally, it is estimated that RSV results in 3.2 million hospital admissions in children younger than five years of age.

Among the elderly, the CDC estimates that RSV is responsible for 177,000 hospitalizations in the United States. An estimated 14,000 annual deaths are caused by RSV in the United States in adults older than age 65.   Additionally, in immunocompromised persons, RSV can lead to significant morbidity and mortality.

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

There are multiple RSV therapeutic and prophylaxis products in clinical development for the pediatric and adult market segments, including late-stage vaccine candidates from GSK and Pfizer targeting the elderly and maternal populations, late-stage immuno-prophylaxis candidates from AZ and Merck targeting the pediatric population and therapeutic candidates from Enanta, Janssen and Ark Biopharm targeting the pediatric population.

Our approach

Our development efforts in RSV are focused on inhibitors (both nucleosides and nucleotide prodrugs) of the RSV RdRp. We believe our RSV lead candidates have the potential to inhibit both the initiation of viral replication, as well as viral transcription. We plan to develop the selected product candidate in both oral and parenteral dosage formulations for both adult and pediatric patients.

Development history

We have terminated development of our previous lead candidate AT-889 and are focused on optimizing the inhibitory potency and selectivity of other leads in our library of nucleos(t)ide analogs

Development strategy

Currently, we are evaluating the antiviral activity and selectivity of our lead compounds in in vitro studies to inform our selection of the most promising lead candidate. Once chosen, we will assess the in vivo antiviral activity of such lead candidate in a small animal model, and conduct IND-enabling toxicology and other required studies. Thereafter we intend to nominate a product candidate for clinical development. We anticipate nominating our lead candidate and initiating the IND-enabling studies in the second half of 2022.

Roche License Agreement

In October 2020, we entered into the Roche License Agreement, with F. Hoffmann-La Roche Ltd and Genentech, Inc. in connection with AT-511, bemnifosbuvir, their backup compounds (including AT-752) (the “Compounds”), products containing any Compound (the “Products”), and related companion diagnostics (the “Companion Diagnostics”).

Subject to the terms and conditions of the Roche License Agreement, we granted Roche (i) an exclusive, sublicensable, worldwide (excluding the United States) license to make, sell, import and export the Compounds, the Products and the Companion Diagnostics in all fields of use, except for certain hepatitis C virus use (the “Field”), (ii) a non-exclusive, sublicensable license to make, import and export the Compounds, the Products and the Companion Diagnostics in the Field in the United States and (iii) a non-exclusive, sublicensable license to research and develop the Compounds, the Products and the Companion Diagnostics in the United States. We also agreed that Roche would manufacture the commercial supply of bemnifosbuvir. On February 22, 2021, we announced that Chugai Pharmaceutical Co., Ltd. in-licensed from Roche the exclusive right to develop and market bemnifosbuvir for the treatment of COVID-19 in Japan.

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

Subject to the terms and conditions of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

As partial consideration of the rights we granted to Roche under the Roche License Agreement, Roche paid us an upfront payment of $350 million in November 2020. Additionally, upon realization of a development milestone in June 2021, we received an additional $50 million from Roche.

On November 12, 2021, we received notice from Roche that they had elected to terminate the Roche License Agreement in its entirety on a worldwide basis including Japan, with an effective date of February 10, 2022.   On December 7, 2021, we delivered to Roche notice that we intended to continue the development of bemnifosbuvir and we have been working with Roche to effect an orderly wind down of activities in accordance with the terms of the Roche License Agreement.  The obligations of Roche to equally share the costs associated with development activities terminated on February 10, 2022.  We are now responsible for, and alone will bear the costs associated with the development of bemnifosbuvir.  Additionally, we remain liable to Roche for certain expenses associated with transition related activities occurring after the effective date of the termination of the Roche License Agreement.

As a result of the termination of the Roche License Agreement, we have regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize the Compounds, the Products and the Companion Diagnostics in all fields of use.

License Agreement with Merck

In December 2021, we entered into a license agreement with Merck (the “Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir.  Ruzasvir is the NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir (the “Compound”), or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (the “Field”).

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck an upfront payment in the amount of $25 million and we will be required to pay Merck milestone payments up to $135 million in the aggregate upon our achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon our achievement of certain sales based milestones.  Additionally, we have agreed to pay Merck tiered royalties based on annual net sales of Products ranging from high single digit to mid teens percentages, subject to certain adjustments. Our royalty payment obligations will continue on a country-by-country and Product-by-Product basis until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product (or a Compound contained in such Product) and (ii) a period of years after the first commercial sale of such Product in such country.

Under the terms of the Merck License Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one Product in the Field in certain countries.

The term of the Merck License Agreement will continue, on a Product-by-Product and country-by-country basis, until expiration of all royalty payment obligations arising under the Merck License Agreement.  We may terminate the Merck License Agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the Merck License Agreement in the event of the other party’s material breach of the terms of the Merck License Agreement subject to a 60 day cure period and in the event of the other party’s bankruptcy or insolvency.  Merck has the right to terminate the Merck License Agreement immediately if we commence any interference or opposition proceeding or other challenge to the validity or enforceability of any Merck patent licensed to us under the Merck License Agreement or if we otherwise oppose any extension of, or the grant of any supplementary protection certificate with respect to, any such Merck patent.

Upon any termination of the Merck License Agreement, the license granted to us by Merck will terminate. Upon termination of the Merck License Agreement by us for convenience other than as a result of a safety issue, or upon any termination by Merck, Merck will have an exclusive, fully paid, perpetual, sublicensable license to certain of our patents and know-how that are reasonably necessary to develop, manufacture or commercialize a Product that contains ruzasvir as the sole active agent, as such Product exists at termination. Additionally, if requested by Merck, during a period of time after delivery of the notice of termination of the Merck License Agreement by Merck or by us for convenience other than as a result of a safety issue, we will have the obligation to negotiate with Merck for the grant to Merck of a non-exclusive, royalty bearing license to certain of our patents and know-how that are reasonably necessary to develop, manufacture or commercialize a Product that is comprised of the combination of ruzasivir and bemnifosbuvir, as such Product exists at termination, with certain license terms pre-specified in the Merck License Agreement.

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

We are aware of the following competitors in the areas that we are initially targeting:

SARS-CoV-2

Many therapies and vaccines are approved, authorized for use or being investigated for the treatment of COVID-19 in the United States, including:

•

Molnupiravir (Ridgeback Biotherapeutics LP/Merck & Co., Inc.), a nucleoside analog authorized for emergency use by the FDA for the treatment of mild-to-moderate COVID-19 in adults at high-risk for progression to severe COVID, including hospitalization or death and for whom alternative COVID-19 treatment options authorized by FDA are not accessible or clinically appropriate.

•

Paxlovid™ (nirmatrelvir tablets and ritonavir tablets) (Pfizer Inc.), a protease inhibitor authorized for emergency use by the FDA for the treatment of mild to moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) at high risk for progression to severe COVID-19, including hospitalization or death.

•

Veklury® (remdesivir) (Gilead Sciences, Inc.), a RdRp inhibitor is approved by the FDA for the treatment of COVID-19 in adults and pediatric patients (12 years of age and older and weigh at least 40 kg) who are (i) hospitalized, or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization and death. Additionally, the FDA has granted an emergency use authorization for the treatment of pediatric patientsweighing 3.5 kg to less than 40 kg or pediatric patients less than 12 years of age weighing at least 3.5 kg who are (i) hospitalized, or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization of death.

•

REGEN-COV® (casirivimab and imdevimab) (Regeneron Pharmaceuticals, Inc.), an antibody cocktail authorized for emergency use by the FDA for the treatment of mild to moderate COVID-19) in certain adult and pediatric patients (12 years of age and older weighing at least 40 kg) at high risk for progression to severe COVID-19, including hospitalization or death. REGEN-COV is not authorized to treat certain patients, including those in geographic regions where infection is likely to have been caused by a non-susceptible SARS-Co-V-2 variant.

•	Bamlanivimab and etesevimab (Eli Lilly and Company), a neutralizing antibody program authorized for emergency use by the FDA to treat mild to moderate COVID-19 in certain adults and pediatric patients, including neonates, at high risk for progression to severe COVID-19, including hospitalization or death. Bamlanivimab and etesevimab are not authorized to treat certain patients, including those in geographic regions where infection is likely to have been caused by a non-susceptible SARS-Co-V-2 variant.

•

Sotrovimab (Vir Biotechnology Inc./GlaxoSmithKline), an antibody authorized for emergency use by the FDA to treat mild-to-moderate COVID-19 in certain adults and pediatric patients (12 years of age and older) at high risk for progression to severe COVID-19, including hospitalization or death. VIR-7832 is another antibody in clinical development by Vir Biotechnology Inc./GlaxoSmithKline.

•

Evusheld™ (AstraZeneca), a long-acting antibody combination authorized for emergency use by the FDA for pre-exposure prophylaxis of COVID-19 in adults and adolescents with moderate to severe immune compromise and who may not mount an adequate immune response to COVID-19 vaccination, as well as those individuals for whom COVID-19 vaccination is not recommended.

•	Bebtelovimab (LY-CoV1404; LY3853113) (Lilly), an investigational neutralizing IgG1 monoclonal antibody (mAb) directed against the spike protein of SARS-CoV-2, submitted for EUA approval.
•

Ensovibep (MP04020) (Molecular Partners AG and Novartis AG), a multi targeted direct acting antiviral candidate in phase 3 clinical development. MP0423 is another candidate in development by Molecular Partners AG and Novartis AG).

•	Mupadolimab (CPI-006) (Corvus Pharmaceuticals), an immunomodulatory antibody in clinical development.
•	Spikevax™ (Moderna Inc.) approved by the FDA for the prevention of COVID-19 in individuals 18 years of age and older.
•

Comirnaty® (Pfizer-BioNtech) approved by the FDA for the prevention of COVID-19 in individuals 16 years of age and older. The Pfizer-BioNtech COVID-19 vaccine is also authorized for emergency use for individuals 5 years of age and older and Pfizer-BioNtech have submitted a request for emergency use authorization for use in children 6 months through 4 years of age.

•	Janssen Pharmaceutical Companies’ COVID-19 vaccine (Janssen Biotech Inc.) authorized by the FDA for emergency use for the prevention of COVID-19 in individuals 18 years of age and older.

Additional companies working on investigational vaccines or treatments include Novavax, Inc., Inovio Pharmaceuticals, Inc., Biogen Inc., CanSino Biologics Inc., AbbVie Inc., Sanofi, AstraZeneca, GSK, Aligos Therapeutics, Inc., Enanta Pharmaceuticals, Inc., Arbutus Biopharma Corporation and Translate Bio Inc.

The potential treatments and vaccines for COVID-19 continues to evolve. The list above addresses the products or product candidates approved or authorized for emergency use or under clinical development in the United States as of the date of this Annual Report on Form 10-K that we believe could be the most competitive with a bemnifosbuvir combination therapy, but is not a comprehensive list of every treatment or vaccine that is in development for COVID-19.

Dengue Virus

In 2019, a vaccine, Dengvaxia® developed by Sanofi Pasteur Inc. (“Sanofi”), was approved by the FDA for the prevention of disease caused by dengue virus serotypes 1, 2, 3 and 4 in children ages nine to 16 with laboratory-confirmed previous dengue infection and living in endemic areas.

Takeda Pharmaceuticals Co Ltd, (“Takeda”), is also advancing a dengue vaccine, TAK-003, which is in Phase 3 development. Primary endpoint analysis of its ongoing Phase 3 trial in children ages four to 16 years showed protection against virologically-confirmed dengue.

Therapeutics in addition to AT-752 currently in clinical development for the treatment of dengue fever include a dengue NS4B inhibitor being developed by Janssen Pharmaceutical Companies which is in Phase 2a clinical development in adult patients with confirmed dengue fever and a dengue NS4B inhibitor being developed by Novartis Pharmaceuticals Corporation which is in Phase 1 clinical development.

HCV

FDA-approved treatments for patients with chronic HCV include Epclusa® and Vosevi® marketed by Gilead Sciences, Inc. and Mavyret®, marketed by AbbVie Inc. We are also aware of an investigational agent for HCV, currently in Phase 2 testing, being developed by Cocrystal Pharma Inc.

RSV

Supportive care is the most common course of treatment for RSV and includes oxygen, fluid management, bronchodilators, and corticosteroids. Ribavirin, approved in 1986, is used to treat severe cases of RSV infection, but carries significant side effects and risks associated with its use, especially in infants. Synagis® (palivizumab), marketed by Swedish Orphan Biovitrum AB in the United States and AstraZeneca plc outside of the United States, is an FDA-approved, seasonal monoclonal antibody injection given monthly to help protect high-risk infants from severe RSV. Synagis is not approved as a treatment for RSV.

There are multiple RSV therapeutic and prophylaxis products in clinical development for the pediatric and adult market segments, with late-stage vaccine candidates from GSK and Pfizer targeting the elderly and maternal populations, late-stage immuno-prophylaxis candidates from AZ and Merck targeting the pediatric population and therapeutic candidates from Janssen and Ark Biopharm targeting the pediatric population.

At this time, we are aware of investigational agents for the treatment of RSV being developed by Janssen Pharmaceuticals, Inc., Enanta Pharmaceuticals Inc., ReViral Ltd, and Ark Biosciences Inc.

Commercialization

Given the stage of development of our lead asset, we have not yet invested in a commercial infrastructure or distribution capabilities. We believe that the commercialization of bemnifosbuvir in the United States could be achieved by a small Atea team across sales, marketing, reimbursement and other commercial activities. While we currently plan to establish our own commercial organization in the United States and potentially in other selected markets, we continue to consider and evaluate in each market the potential advantages and enhancements of our commercial capabilities that may be realized as a result of a collaboration between us and a pharmaceutical or other company.

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

As of December 31, 2021, we are the sole owner of nine patent families covering our product candidates and proprietary nucleotide compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of  December 31, 2021, on a worldwide basis, includes more than 180 pending, granted, or allowed patent applications with fourteen issued U.S. patents,  ten pending U.S. non-provisional applications, three pending U.S. provisional applications, four pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), and more than 90 pending or granted patent applications that have entered the national phase of prosecution in countries outside the United States.

As of December 31, 2021, we are the exclusive licensee of three patent families from MSD International GmbH (Merck, Sharp & Dohme Corp.) covering composition of matter, process of preparation, and formulations of the NS5A inhibitor ruzasvir (MK-8408), which collectively include two issued U.S. patents, granted patents in France, Great Britain, and Germany and one pending U.S. patent application and one pending patent application in the EPO.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a U.S. patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the U.S. Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the United States cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent covering an approved drug or its method of use may be extended, and only those claims covering the approved drug, or an approved method for using it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in Europe. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the United States or a foreign country.

Current issued patents and patent applications covering the composition of matter for our present clinical candidates AT-511, bemnifosbuvir, AT-281 (the free base of AT-752), and AT-752 will expire on dates ranging from 2036 to 2038, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of SARS-CoV-2 will expire on dates ranging from 2037 to 2041, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current issued patents and patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of HCV will expire on dates ranging from 2036 to 2039, if the applications are issued and held valid by a court of final jurisdiction if challenged. Current patent applications covering the use of AT-281 and AT-752 for the treatment of dengue fever will expire on a date in 2037, if the applications are issued and held valid by a court of final jurisdiction if challenged.

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

Our patent families, as of December 31, 2021, are further described below.

AT-511 and bemnifosbuvir

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, bemnifosbuvir), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of eight issued U.S. patents (U.S. Pat. Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673; and 10,875,885) and two pending U.S. applications covering AT-511 or a pharmaceutically acceptable salt thereof and its pharmaceutical compositions. This patent family is now also in the national stage of prosecution or granted in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the European Patent Office (“EPO”), Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. We have more than 20 foreign patents granted or allowed, and more than 20 pending patent applications. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers bemnifosbuvir, pharmaceutical compositions, and methods to treat HCV using bemnifosbuvir. This family includes three issued U.S. patent (U.S. Pat. No. 10,519,186, U.S. Patent No. 10,906,938, and U.S. Patent No. 10,894,804), and two pending U.S. applications bemnifosbuvir. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. We have three granted foreign patents and over 30 pending applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own two patent families that disclose methods for the treatment of SARS-CoV-2 using AT-511 or bemnifosbuvir. These families include one granted U.S. patent (U.S. Patent No. 10,874,687), three pending U.S. applications and applications pending in Argentina, China, the EPO, Japan, and Taiwan. The expected year of expiration for patents issued from these families, if valid and enforceable, is 2040 or 2041, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a fifth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Coronaviridae or Flaviviridae viral infection. This family consists of one allowed application US 2020-0222442) and one issued patent (U.S. Patent No. 10,946,033) and is currently pending or granted in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia, Singapore, Thailand, Vietnam, and South Africa. We have over 30 foreign patents granted and over 20 pending patent applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a sixth patent family that discloses the use of AT-511 and bemnifosbuvir for the treatment of HCV in patients with cirrhosis of the liver. This family includes one pending U.S. application. This family is currently in the national phase of prosecution in China, the EPO, Hong Kong, Japan, Korea, Russia, and Taiwan. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

We own a seventh patent family that describes methods to treat SARS-CoV-2 virus. This family consists of one international application filed under the PCT, as well as one application in Argentina and one application in Taiwan. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under U.S. or other national laws.

We also own an eighth patent family that discloses methods for manufacturing AT-511 and bemnifosbuvir. This family consists of one international application filed under the PCT. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of these provisional patent applications, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under U.S. or other national laws.

We also own a ninth patent family that discloses new commercial scale processes for the manufacture of AT-511 and bemnifosbuvir. This family consists of four U.S. provisional applications. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2041, without regard to any adjustments of term that may be available under U.S. or other national law.

AT-787

We own a tenth patent family that discloses the combination of AT-511 or bemnifosbuvir and AT-777 (i.e., AT-787) for the treatment of HCV. This family includes two pending U.S. applications, and have entered the national phase in Argentina China, the EPO, Japan, Korea, Russia and Taiwan. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under U.S. or other national laws.

AT-281 and AT-752

The first patent family described above also describes AT-281, a pharmaceutically acceptable salt thereof (for example, AT-752) and pharmaceutical compositions of AT-281 or a pharmaceutical salt thereof and their use to treat HCV infection.

The second patent family described above also describes AT-752 and pharmaceutical compositions of AT-752. One of these pending U.S. applications in this patent family covers AT-752 and pharmaceutical compositions of AT-752.

The fifth patent family described above also includes a disclosure of the use of AT-281 or a pharmaceutically acceptable salt thereof for the treatment or prevention of an RNA viral infection, including dengue fever, yellow fever, and Zika virus in addition to the treatment and prevention of a Coronaviridae viral infection. Therefore, we have three patent families that describe AT-281 or AT-752 and methods of treatment for viral infections using AT-281 or AT-752.

Ruzasvir

We have exclusively licensed three patent families from MSD International GmbH (Merck, Sharp & Dohme Corp.) covering composition of matter, process of preparation, and formulations of ruzasvir (MK-8408), a pan-genotype NS5A inhibitor to treat HCV. The family covering the composition of matter includes one granted U.S. patent (U.S. Patent No. 9,555,038), and granted patents in France, Great Britain, and Germany.  The expected expiration date is in 2034. The family describing a process of preparation includes one granted U.S. patent (U.S. Patent No. 10,457,690), with an expected expiration date in 2036 The family describing formulations includes one pending U.S. patent application and one pending patent application in the EPO, which if granted, is expected to expire in 2039.

We also solely own two provisional applications covering the combination of bemnifosbuvir and ruzasvir, which if granted, will have an expiration date in 2042.

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

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1:    The product candidate is initially introduced into healthy human subjects, and in some cases, patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meeting at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of Health and Human Services (“HHS”) may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (“CBRN”), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection.  Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations).  On March 27, 2020, the Secretary of HHS declared – on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2 – that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration.  To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. With regard to a Fast Track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

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

Marketing Exclusivity

Marketing exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, U.S. federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, and physician payment transparency laws and regulations regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals as well as similar foreign laws in the jurisdictions outside the United States. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States and in foreign jurisdictions will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

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

Healthcare Reform

In the United States and in foreign jurisdictions, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

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

There remain judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, including the Bipartisan Budget Act of 2018, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Data Privacy & Security

Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information.  Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Further, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the GDPR imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data

Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions, such as the European Union, governing, among other things, clinical trials, marketing authorization and any commercial sales and distribution of our products once approved. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (“ICH”) guidelines on Good Clinical Practices (“GCP”) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•

“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Product for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

•

“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of a MAA by the EMA is 210 days.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom (“UK”) left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”) and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain (“GB”); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in GB and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the UK. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (the “Exit Regulations”).

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore after Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in GB.

Human Capital Resources

As of February 15, 2022, we had 59 full-time employees, including 17 employees with M.D. or Ph.D. degrees. Of these full-time employees, 41 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Organization

Atea Pharmaceuticals, Inc. was incorporated in July 2012 and began principal operations in March 2014. The Company is located in Boston, Massachusetts. Atea Pharmaceuticals Securities Corporation, a Massachusetts corporation incorporated in 2016, is a wholly owned subsidiary of Atea Pharmaceuticals, Inc.

Available Information

We file or furnish electronically with the Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, as well as amendments to those reports. These and other SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at https://ateapharma.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Jean-Pierre Sommadossi, Ph.D.	65	President and Chief Executive Officer and Chairman of the Board of Directors
Andrea Corcoran	59	Chief Financial Officer, Executive Vice President, Legal and Secretary
Janet Hammond, M.D., Ph.D.	61	Chief Development Officer
Maria Arantxa Horga, M.D.	53	Chief Medical Officer
John Vavricka	58	Chief Commercial Officer
Wayne Foster	53	Executive Vice President and Chief Accounting Officer
Directors
Franklin Berger (1)(2)	72	Director (Lead Director)
Jerome Adams, M.D. (3)(4)	47	Director
Barbara Duncan (1)(3)	57	Director
Bruno Lucidi (1)(2)	62	Director
Polly A. Murphy, D.V.M., Ph.D. (3)(4)	57	Director
Bruce Polsky, M.D. (2)(4)	67	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Strategy and Public Policy Committee.

Executive Officers

Jean-Pierre Sommadossi, Ph.D., is the founder of our company and has served as our President and Chief Executive Officer and as Chairman of our Board since July 2012. Prior to that, he co-founded and held several roles at Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2010, including Principal Founder and Chief Executive Officer and Chairman. Dr. Sommadossi also co-founded Pharmasset, Inc., a biopharmaceutical company, in 1998. Dr. Sommadossi also serves on the board of directors of ABG Acquisition Corporation since February 2021 and as the Chairman of the board of directors of Kezar Life Sciences, Inc., a biopharmaceutical company, since June 2015, Chairman of the board of directors of Panchrest, Inc., a marketing authorized representative in healthcare, since 2013, Chairman of the board of directors of Biothea Pharma, Inc., a biotechnology company since 2021.  Dr. Sommadossi also serves as a member of the board of directors of The BioExec Institute since 2004.   Previously, Dr. Sommadossi served as Vice Chair of the board of directors of Rafael Pharmaceuticals, Inc., a biopharmaceutical company, from October 2016 to November 2020 and as Chair of the board of directors of PegaOne, Inc., a biopharmaceutical company from September 2020 to January 2021. Dr. Sommadossi also served as a member of the Harvard Medical School Discovery Council from 2010 to 2021 Dr. Sommadossi received his Ph.D. and Pharm.D. degrees from the University of Marseilles in France. We believe that Dr. Sommadossi’s extensive scientific, operational, strategic and management experience in the biotech industry qualifies him to serve on our Board.

Andrea Corcoran has served as our Chief Financial Officer since October 2020, our Secretary since September 2014 and our Executive Vice President, Legal since December 2013. Ms. Corcoran also served as Executive Vice President, Administration from September 2014 to October 2020. Prior to joining us, Ms. Corcoran served as Senior Vice President, Strategy and Finance at iBio, Inc., a biotechnology company, from 2011 to 2012, as General Counsel and Secretary at Tolerx, Inc., a biopharmaceutical company, from 2007 to 2011, and as Executive Vice President of Idenix Pharmaceuticals, Inc. from 1998 to 2007. Ms. Corcoran received her J.D. from Boston College Law School and her B.S. from Providence College.

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

Maria Arantxa Horga, M.D., has served as our Chief Medical Officer since January 2021 and previously served as our Acting Chief Medical Officer since October 2020 and as Executive Vice President, Clinical Sciences since August 2020. Prior to joining us, Dr. Horga served as Vice President, Pharmacovigilance and Medical Affairs at Biohaven Pharmaceuticals from October 2019 to August 2020. Prior to that, Dr. Horga served as Vice President, Global Head of Clinical Program Execution, Site Head of the Roche NY Innovation Center from July 2017 to August 2019, and as Global Head of Translational Medicine, Infectious Diseases at F. Hoffmann-La Roche from 2012 to 2016. Dr. Horga received her M.D. from the Santander School of Medicine and completed her residency in Pediatrics and a fellowship in Pediatric Infectious Diseases at the Mount Sinai School of Medicine.

John Vavricka has served as our Chief Commercial Officer since October 2018. Prior to joining us, Mr. Vavricka cofounded and served as the Chief Executive Officer of Biothea Pharma, Inc., a biotechnology company, from March 2018 to June 2021. Prior to that Mr. Vavricka founded and served as the Chief Executive Officer and President of Iroko Pharmaceuticals, Inc., a global pharmaceuticals company, from 2007 to 2015. Mr. Vavricka received his B.S. from Northwestern University.

Wayne Foster has served as our Executive Vice President, Finance and Chief Accounting Officer since January 2022. Prior to that he was our Senior Vice President, Finance and Administration from December 2019 to January 2022. Before joining us, Mr. Foster served as Vice President of Finance at Mersana Therapeutics, Inc., a biopharmaceutical company, from January 2012 to September 2019. Mr. Foster received his B.B.A. from the University of Massachusetts Amherst.

Directors

Franklin Berger has served as a member and the Lead Director of our Board since September 2019. Mr. Berger has served as Founder and Managing Director at FMB Research LLC, a consulting firm, since June 2005. Mr. Berger also serves on the boards of directors of BELLUS Health, Inc. since May 2010, ESSA Pharma Inc. since March 2015, Kezar Life Sciences, Inc. since January 2016, Atreca Inc. since October 2014 and Rain Therapeutics Inc. since May 2020. Mr. Berger previously served on the boards of directors of Tocagen, Inc. from October 2014 to December 2020, of Proteostasis Therapeutics, Inc. from February 2016 to December 2020, and of Five Prime Therapeutics, Inc. from October 2014 to April 2021. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Jerome Adams, M.D., has served as a member of our Board since May 2021. Dr. Adams also serves as Director of Health Equity Initiatives at Purdue University since October 2021. Dr. Adams served as the 20th Surgeon General of the United States from September 2017 to January 2021, where he focused on the opioid epidemic and was a member of the COVID-19 Task Force. Prior to that, Dr. Adams served as the State Health Commissioner for the State of Indiana from November 2014 to September 2017, where he presided over Indiana’s efforts to deal with state-wide, unprecedented HIV outbreak. Dr. Adams was a practicing anesthesiologist and Associate Professor in the Department of Anesthesiology at Indiana University from January 2008 to until September 2017. Earlier in his career, Dr. Adams was a Clinical Research Assistant at Eli Lilly and Company. He has served in leadership positions at a number of professional organizations, including the American Medical Association, the Indiana State Medical Association, and the Indiana Society of Anesthesiologists. Dr. Adams received his B.S. in Biochemistry and B.A. in Psychology from the University of Maryland, Baltimore County, his M.D. from the Indiana University School of Medicine and his M.P.H. from the University of California, Berkeley. We believe that Dr. Adams’ extensive public sector experience, including his work on the COVID-19 Task Force, qualifies him to serve on our board.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Ms. Duncan also serves as Chair of the board of directors of Fusion Pharmaceuticals Inc. since November 2020, on the board of directors of Jounce Therapeutics, Inc. since June 2016, Adaptimmune Therapeutics plc since June 2016, and Ovid Therapeutics, Inc. since June 2017. Previously, Ms. Duncan served on the boards of directors of Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, Aevi Genomic Medicine, Inc., from June 2015 through January 2020, and ObsEva S.A. from November 2016 to May 2021. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her experience in the biotechnology industry and with public companies.

Bruno Lucidi has served as a member of our Board since September 2014. Mr. Lucidi has served as an independent consultant to biotechnology companies since July 2013. Mr. Lucidi served as a Life Sciences Expert at Wallonia Trade and Foreign Investment Agency, an economic development agency, from January 2017 to June 2020. From October 2017 to September 2019, Mr. Lucidi was Chief Executive Officer at AgenTus Therapeutics, a pre-clinical stage biopharmaceutical company. Mr. Lucidi was trained in Oncology at the Gustave Roussy Institute, Villejuif, France, in Marketing and Strategic Management of Companies at the Ecole Superieure de Commerce, Paris, France, and in Finance, Merger and Acquisitions at the Investment Banking Institute in New York. We believe Mr. Lucidi is qualified to serve on our Board due to his extensive experience in the life sciences industry.

Polly A. Murphy, D.V.M., Ph.D. has served as a member of our Board since August 2020. Dr. Murphy has served as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Prior to that, Dr. Murphy served in various leadership roles at Pfizer, Inc. from September 2012 to August 2020, including as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy

and Business Development for Pfizer China from November 2013 to May 2018. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

Bruce Polsky, M.D., has served as a member of our Board since November 2014. Dr. Polsky is the chair of the Department of Medicine at NYU Langone Hospital – Long Island in Mineola, New York, where he has practiced since May 2015. He also serves as professor and Chair of the Department of Medicine at NYU Long Island School of Medicine and as an Associate Dean at NYU Long Island School of Medicine since February 2019. Dr. Polsky is a leading clinical virologist who played an active role in clinical investigations of HIV/AIDS, HBV, HCV and other viral infections. From December 1998 to May 2015, Dr. Polsky was at Mount Sinai St. Luke’s and Mount Sinai Roosevelt Hospitals, where he served as Chair of the Department of Medicine and as Chief of the Division of Infectious Diseases, among other positions. Dr. Polsky received his M.D. from Wayne State University. We believe Dr. Polsky is qualified to serve on our Board due to his extensive clinical experience in the life sciences industry.

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

Risks Related to COVID-19

There is significant uncertainty around our development of bemnifosbuvir (AT-527) as a potential treatment for COVID-19 as we transition from developing bemnifosbuvir as a monotherapy to development in combination with other drugs or drug candidates.

Our development of bemnifosbuvir for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of bemnifosbuvir as a potential treatment for COVID-19.  In October 2020, we entered into a license agreement (as amended, the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the United States (other than for certain HCV uses). Together with Roche, in April 2021, we initiated a Phase 3 clinical trial to study bemnifosbuvir in adult patients with mild or moderate COVID-19 in the outpatient setting (“MORNINGSKY”) and we subsequently initiated a Phase 3 six month follow-up study (“MEADOWSPRING”) to assess the impact of bemnifosbuvir treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY.  The Phase 3 clinical trials were begun while two Phase 2 clinical trials evaluating bemnifosbuvir in patients with COVID1-19 were ongoing. One of these Phase 2 clinical trials enrolled hospitalized patients and the other Phase 2 clinical trial (MOONSOONG) enrolled outpatients.   In October 2021, we, together with Roche, completed MOOONSONG, and we announced that we did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two-thirds of enrolled patients were low-risk with mild symptoms. In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021 due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, we determined to discontinue each of the phase 3 MORNINGSKY and MEADOWSPRING clinical trials.  We did not enroll a sufficient number of patients in either study to conduct meaningful statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.  As a result, we do not expect to receive or report any additional results from this Phase 2 clinical trial in hospitalized patients beyond our prior interim analyses and subsequent analysis of samples derived from patients who were included in the interim analysis.

Currently we are focusing our COVID-19 development efforts on the advancement of a potential combination therapy.  The initial regimen we are seeking to advance is a combination of bemnifosbuvir and a protease inhibitor.  We do not know whether this combination of bemnifosbuvir with a protease inhibitor will produce a synergistic benefit or otherwise lead to positive outcomes for the patients we are seeking to treat. In addition, clinical trials evaluating combination regimens will be subject to additional risks, including the potential requirement to sufficiently demonstrate the effect, if any, of each constituent component of the combination regimen to the satisfaction of the United States Food and Drug Administration (“FDA”) or other regulatory authorities.

We have not yet developed a protease inhibitor to evaluate in combination with bemnifosbuvir.  Although we have begun efforts to discover a protease inhibitor utilizing our internal discovery capabilities, these efforts are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts would be allowed to enter clinical trials .  Alternatively, we may in-license or acquire the rights to develop and commercialize a protease inhibitor drug candidate from a third party.   Proposing, negotiating and implementing acquisition or in-license of a protease inhibitor product candidates may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of such product candidates. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, if at all

We have committed significant financial and personnel resources to the development of bemnifosbuvir and we plan to continue to commit significant financial and personnel resources towards the development of a combination of bemnifosbuvir with an agent with a different mechanism of action (together, a “bemnifosbuvir COV19 combination”) as a potential treatment for COVID-19.  If we are unable to successfully develop a bemnifosbuvir COV19 combination for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing a bemnifosbuvir COV19 combination as a potential treatment for COVID-19, which could have a material adverse impact on our business. If we are able to initiate preclinical or clinical  development of the bemnifosbuvir COV-19 combination and the data from our preclinical studies or clinical trials are not supportive of further development of such bemnifosbuvir COV19 combination as a treatment for COVID-19, or the investor community otherwise has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while we believe there is currently an urgent need for treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided.  If the pandemic were to dissipate, whether due to a significant decrease in new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 combination, if successfully developed and approved, our business could be adversely impacted.

A bemnifosbuvir COV19 combination, even if successfully developed and approved, may face significant competition from other treatments and vaccines for COVID-19 which have been authorized or approved for use or are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in November 2021, molnupiravir, an orally administered direct-acting antiviral, being developed by Merck and Ridgeback Biotherapeutics (“Ridgeback”) for the treatment of adults with mild to moderate COVID-19 in the outpatient setting received conditional marketing authorization for use from the health authorities in the United Kingdom. In December 2021, the FDA issued an emergency use authorization for molnupiravir for the treatment of mild-to-moderate COVID-19 in certain adults who are at high-risk for progression to severe COVID-19, including hospitalization or death. Merck and Ridgeback are currently seeking similar authorizations from numerous other global health authorities. In December 2021, the FDA issued an emergency use authorization for Paxlovid, an orally administered direct-acting antiviral being developed by Pfizer Inc. (“Pfizer”) consisting of nirmatrelvir, a protease inhibitor, and ritonavir, for the treatment of adults with mild to moderate COVID-19 in the outpatient setting. In January 2022, the European Medicines Agency recommended conditional marketing authorization for Paxlovid. Other products for the treatment of COVID-19 are currently authorized for use or approved by health regulatory authorities in numerous countries throughout the world.  These products include the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and sotrovimab, a monoclonal antibody for the treatment of high risk adults and adolescents with mild to moderate COVID-19 for which VIR Biotechnology, Inc. and GlaxoSmithKline have received emergency use authorization from the FDA for certain COVID-19 therapeutics.  In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been authorized by the FDA.  In August 2021, the FDA approved vaccines from Pfizer and BioNTech and Moderna, Inc. (“Moderna”), each of which were found to be more than 90% effective in preventing COVID-19 during clinical trials. In addition, in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen Pharmaceutical Company (“Janssen”) Each of Pfizer and BioNTech, Moderna and Janssen have also created, developed and received regulatory authorization in a number of jurisdictions for the use of vaccine “boosters,” which are intended to extend the immunizing effect initiated with the administration of the initial vaccine regimen.  Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If we are unable to develop a treatment that can be distinguished based on efficacy, safety, cost or other factors from the growing number of treatments for COVID-19 or if any  treatment becomes the standard of care, can be administered at a lower cost, or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize a bemnifosbuvir COV19 combination for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which would adversely impact our business and operations.

The COVID-19 pandemic may materially and adversely affect our business and financial results.

In December 2019, SARS-CoV-2 surfaced in China. Since then, COVID-19 has spread globally. The recent global emergence of variants of SARS-CoV-2, including the Delta and Omicron variants, has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. In the United States, travel bans and government stay-at-home orders in response to the initial outbreak caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, contributed to an economic downturn in the United States. Future resurgences in cases may result in continuation or renewal of previously relaxed measures intended to reduce the spread of COVID-19. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. These measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial in patients with hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted.

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

As a result of the COVID-19 pandemic, we may experience additional disruptions that could severely impact our clinical trials, including but not limited to:

•	delays or difficulties in enrolling patients in a clinical trial as a result of rapidly evolving treatment paradigms, particularly in the case of patients with COVID-19;
•	patients that may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators, and clinical site staff, or the overwork of existing investigators and staff;
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

•	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and supplies;
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

•	the refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in these affected geographies.

SARS-CoV-2 is a novel pathogen that has evolved rapidly since its identification in December 2019 with more than six million variants being identified as of February 20, 2022 of which seven have been designated by the World Health Organization as either variants of concern or interest.  The symptoms, progression, and transmission of COVID-19 resulting from infection with a particular variant, as evidenced with delta or omicron variants differ in multiple ways including severity of symptoms and rate of transmissibility. This rapid and continuing emergence of variants and the evolution of disease manifestation presents additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to bemnifosbuvir or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to bemnifosbuvir or any combination regimen we seek to develop could delay or prevent its regulatory approval, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, efficacy and antiviral results from a COVID-19 clinical trial may be affected by, among other things, which variant or variants causes the infection and evolving immunization status of the patients enrolling in the clinical trial, resulting in response rates that may also be variable over time as the pandemic progresses.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, we are transitioning our strategy for developing bemnifosbuvir to treat patients with COVID-19 from a monotherapy approach to a combination therapy approach.  As a result, we discontinued our Phase 3 monotherapy trial.  We expect that the development of any proposed combination therapy will require us to conduct earlier-stage trials before we can advance to any late- or pivotal-stage clinical trials, and therefore will require additional time and resources, including the resources required to discover or acquire a product or product candidate that we can evaluate in combination with bemnifosbuvir. If we successfully develop and obtain approval of any product candidate, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

As we continue to build our business, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. For example, the decision by Roche to terminate the Roche License Agreement also terminated Roche’s obligation, after February 10, 2022, the effective date of the termination of the Roche License Agreement, to share with us costs associated with the development of bemnifosbuvir for the treatment of COVID-19. Additionally, as a further result of the termination of the Roche License Agreement, we do not anticipate receiving any other revenue from Roche beyond the upfront payment we received in 2020 and the milestone payment we received in 2021. Accordingly, you should not rely upon the results included in this report or any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we do not expect to maintain profitability in 2022 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the years ended December 31, 2021 and December 31, 2020, our operating expenses were $213.0 million and $59.7 million, respectively. Prior to the quarter ended March 31, 2021, we had incurred significant operating losses. In 2021, as a result of the termination by Roche of the Roche License Agreement, which resulted in the recognition of revenue for accounting purposes associated with the deferred revenue balance associated with upfront payment and the milestone payment we received from Roche, we recorded operating income for the year ended December 31, 2021. We do not expect to maintain operating income in 2022 and for the foreseeable future.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities. We expect to continue to incur significant additional operating expenses and to incur operating losses in 2022 and for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, discover or acquire and develop new product candidates, acquire or in-license a drug or drug candidate for our bemnifosbuvir COV19 combination,  complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the United States or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or achieve profitability. Our expenses will also increase substantially if or as we:

•	initiate clinical trials of our most advanced product candidate, bemnifosbuvir in combination with another agent for the treatment of patients with COVID-19;
•

advance the development of our other product candidates, including the ongoing clinical development of AT-752 for the treatment of dengue, our planned clinical development of bemnifosbuvir in combination with ruzasvir for the treatment of HCV, and the preclinical development of potential other product candidates, including for the treatment of RSV;

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
•

make milestone, royalty or other payments under the Merck License Agreement with respect to the development and commercialization of ruzasvir and any future in-license agreements relating to other product candidates; and

•	incur additional legal, accounting and other expenses in operating our business as a public company and as a result of becoming, as of December 31, 2021, a large accelerated filer.

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require additional preclinical and/or clinical development, regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur operating expenses and use cash for operating activities for the foreseeable future. These operating expenses and use of cash have had, and will continue to have, an adverse effect on our working capital. Additionally, we may incur operating losses in future periods.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to continue to incur substantial expenses to continue the clinical development of bemnifosbuvir COV19 combination for the treatment of COVID-19, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue for future clinical trials for other product candidates and to continue to identify new product candidates.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including but not limited to:

•

the timing of and costs associated with discovery, license or acquisition of a protease inhibitor or another direct acting antiviral product candidate to combine with bemnifosbuvir and develop for the treatment of patients with COVID-19

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

•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs and timing of changes in pharmaceutical pricing and reimbursement infrastructure;
•	subject to receipt of regulatory approval, revenue, if any, received from commercial sales for any approved indications for any of our product candidates;
•	our ability to compete with other therapies in the indications we target;
•	the extent to which we in-license or acquire rights to products, product candidates or technologies in addition to ruzasvir;
•	the continued growth of our headcount and associated costs as we expand our research and development capabilities and establish a commercial infrastructure;
•

the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property-related claims; and

•	the continued costs of operating as a public company.

We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

Due to the recognition of revenue for accounting purposes of certain payments we received under the terminated Roche License Agreement, we recognized operating income for the year ended December 31, 2021, however, our ability to achieve profitability depends upon our ability to generate revenue from product sales. Other than from the Roche License Agreement, we have not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which may necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years.  Our ability to generate revenue depends on a number of factors, including, but not limited to:

•

timely initiation and completion of our clinical trials of bemnifosbuvir, AT-752 and ruzasvir, our preclinical studies and other future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•

our ability to complete additional investigational new drug application (“IND”) enabling studies and successfully submit INDs or comparable applications to allow us to initiate clinical trials for our product candidates;

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
•

our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) or similar requirements outside the United States;

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

Many of the factors listed above are beyond our control, and could cause us to experience significant delays or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not be able to maintain profitability after generating product sales or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected. In addition, if we are unable to generate sufficient revenue through the sale of any products, we may be unable to continue operations.

Our ability to use our net operating loss carryforwards and other tax attributes to offset taxable income may be subject to certain limitations.

We utilized federal and state net operating loss carryforwards (“NOLs”) of approximately $52.8 million and $52.6 million, respectively, during the year ending December 31, 2021. We expect to utilize federal and state research and development credit carryforwards of $0.7 million and $0.3 million, respectively during the year ended December 31, 2021. As of December 31, 2021, we had federal NOLs of $0.4 million which may be available to offset future taxable income, if any.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs (to the extent not previously utilized) and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code.

We performed an analysis through December 31, 2020 pursuant to Section 382 of the Code to determine whether any limitations might exist on the utilization of NOLs and other tax attributes. Based on this analysis, we have determined that ownership changes occurred in 2014. In addition, based on publicly available statements of acquisition of beneficial ownership, we identified an ownership change on December 31, 2021 which did not have an impact on our consolidated financial statements. We are in the process of completing a Section 382 study for the fiscal year 2021, the results of which could indicate that the ownership shift occurred prior to December 31, 2021. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

We may delay or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment, which could materially harm our business and adversely affect our stock price.

Even if the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. Such a delay, suspension or termination could materially harm our business, results of operations or financial condition.

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to identify and develop a bemnifosbuvir COV19 combination product candidate for the treatment of COVID-19. If we are not successful in identifying and developing a bemnifosbuvir COV19 combination product candidate, our business will be harmed.  Our business is also highly dependent on the success of our most advanced product candidates, including the combination of bemnifosbuvir and rusazvir for the treatment of HCV, and AT-752 for the treatment of dengue, each of which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to identify and develop a bemnifosbuvir COV19 combination product candidate for the treatment of COVID-19 and to develop, obtain regulatory approval for and successfully commercialize the combination of bemnifosbuvir and rusazvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products.  We expect that a substantial portion of our efforts and expenditures will be devoted to identifying and developing a potential benmnifosbuvir COV19 combination product candidate for the treatment of COVID-19, which will require preclinical and clinical development and expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir.   Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years, will be devoted to developing the combination of bemnifosbuvir and rusazvir for the treatment of HCV and AT-752 for the treatment of dengue, each of which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. For example, a Phase 2 clinical trial evaluating bemnifosbuvir for the treatment of mild-to-moderate COVID-19 in outpatients failed to meet its primary endpoint in the overall study population. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product candidate. For example, we first advanced the development of bemnifosbuvir as a potential monotherapy treatment for COVID-19 to Phase 3 clinical trial development before refocusing our efforts on the development of bemnifosbuvir combination regimens for the treatment of patients with COVID-19, which has required us to re-start our clinical development of bemnifosbuvir in this indication.

If our competitors develop products to treat diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace.  Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of our most advanced product candidates or in identifying and developing a bemnifosbuvir COV19 combination product candidate, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, even if we or our collaborators were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”) or similar risk management measures. Regulatory authorities may not approve the price we or our collaborators intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

Clinical development is lengthy and uncertain. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials.   This is particularly true in the development of therapeutics for the treatment of COVID-19, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed.  Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. To date, we have not completed any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include but are not limited to:

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

•	delays in identifying, recruiting and training suitable clinical investigators;
•	delays in obtaining required institutional review board (“IRB”) or ethics committee approval at each clinical trial site;

•	delays in recruiting, screening and enrolling suitable patients to participate in our clinical trials;
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

•

delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up, including due to the COVID-19 pandemic or political unrest and war, including the current conflict between the Ukraine and Russia and any escalation or spillover into additional regions;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, changes in the standard of care for the treatment of COVID-19, which is rapidly evolving due to the mutation of the virus, rapidly increasing knowledge being obtained by healthcare providers, and availability of an increasing number of therapeutic options, may impact the initiation or successful completion of clinical trials.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board (“DSMB”) for such trial, or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we expect to continue doing for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations (“CROs”), may impact our developments plans.

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

We intend to develop our product candidates in combination with other therapies, which exposes us to additional risks.

We intend to develop a bemnifosbuvir COV19 combination, which we expect will combine bemnifosbuvir with a protease inhibitor for the treatment of COVID-19. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of viral infections, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or biologics or for indications other than COVID-19. Developing combination therapies using approved therapeutics, as we may decide to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

In addition, we also intend to evaluate bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other combination agents or revoke their approval of, or if safety, efficacy, manufacturing, or supply issues arise with the drugs or biologics we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates for combination therapy regimens.

Additionally, if the third-party manufacturers  of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

•	we may be required to change the way the product is administered or conduct additional clinical trials or post-approval studies;
•	we may be required to create a REMS or similar risk management measures which could include a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be subject to fines, injunctions or the imposition of criminal penalties;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could seriously harm our business, financial condition and results of operations.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including but not limited to:

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
•

other factors outside of our control, such as the COVID-19 pandemic which has, among other things, created substantial burdens on healthcare providers who may be required to prioritize immediate critical patient care over clinical research and political unrest and war, including the current conflict between the Ukraine and Russia and any escalation or spillover into additional regions.

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

We currently conduct, and expect in the future to conduct, clinical trials outside the United States for our product candidates. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary.  Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data.  Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly bemnifosbuvir COV19 combination, bemnifosbuvir in combination with rusazvir and AT-752, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

We may attempt to secure FDA approval of certain product candidates through the use of the accelerated approval pathway or similar expedited approval pathways outside the United States. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or similar expedited approval by foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval or similar expedited approval.

We are developing certain product candidates for the treatment of serious and life-threatening conditions, and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the European Medicines Agency (“EMA”), the marketing authorization will cease to be renewed. Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable. If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate, which could harm our competitive position in the marketplace.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission by the end of 2022. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024) may have a significant impact on the pharmaceutical industry in the long term.

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

We may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our product candidate in development for the treatment of COVID-19, and if we fail to obtain or maintain such authorizations, we may be required to pursue a more lengthy clinical development process than we expect, and our business may be harmed.

We may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our COVID-19 product candidate.  The FDA has the authority to issue an EUA under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations).  On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration.  To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

The FDA’s standards for granting an EUA are lower than for approving NDAs in accordance with traditional review procedures, and even if we seek and obtain an EUA for one or more of our product candidates, we cannot assure you that the FDA would approve a NDA for such product candidate, if such approval is required. Accordingly, even if we obtain an EUA for one or more of our product candidates, we may be required to conduct additional clinical trials before we are able to submit NDAs or comparable marketing applications for such product candidates.

In addition, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances. The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence.

Therefore, even if we obtain an EUA or other emergency authorizations for one or more of our product candidates, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, which would adversely impact our business, financial condition and results of operations.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved antiviral products are well established in the medical community for the treatment of HCV and oral antivirals have been recently authorized for the treatment of COVID-19, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Disruptions at the FDA and foreign regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that  remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our business and operations may suffer in the event of system failures, deficiencies or intrusions which could materially affect our results.

Our computer systems, as well as those of our CROs and other contractors and consultants, are vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, malfeasance by external or internal parties, human error (e.g., social engineering, phishing), natural disasters (including hurricanes), terrorism, war, fire and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store and transmit sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations.

Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology and infrastructure may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants.

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

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulate the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.  Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 included aggregate reductions of Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny and post-marketing requirements.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if one of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include but are not limited to:

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

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

We are subject to diverse laws and regulations relating to data privacy and security, including, in the United States, HIPAA, and, in the EU, Regulation 2016/679, known as the General Data Protection Regulation (the “GDPR”). New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, GDPR, the CCPA, the CPRA or other domestic or foreign privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The privacy laws in the EU have been significantly reformed in recent years. On May 25, 2018, the GDPR entered into force and became directly applicable in all EU member states. The GDPR and related implementing laws in individual EU member states govern the collection and use of personal health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). The GDPR rules are also applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data, requires the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training and data audit. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Violations of the GDPR can lead to potential fines of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but in July 2020 the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and  additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. This and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to and in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, from January 1, 2021, we are subject to the GDPR and also the UK GDPR , which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the European Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK  will be regulated in the long term. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

We cannot assure you that our CROs or other third-party service providers with access to our or our suppliers’, trial patients’, investigators and clinical site employees’ personally identifiable and other sensitive or confidential information in relation to which we are responsible will not breach contractual obligations imposed by us, or that they will not experience data security breaches or attempts thereof, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We cannot assure you that our contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, we may maintain sensitive personally identifiable information, including health information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it.

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

Significant competition exists from approved treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of treatments and, in some cases, vaccines for COVID-19, HCV, dengue and RSV. There are several vaccines approved or authorized for use for COVID-19 and there is an increasing number of therapeutics becoming available for the treatment of COVID-19 including two oral antiviral therapies. There are also several drugs approved for the treatment of HCV, an approved vaccine for dengue and an approved drug for the treatment of RSV. Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

Many of our competitors have substantially greater capital resources, robust product candidate pipelines, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent or other intellectual property protection earlier than we can. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified clinical, regulatory, scientific, sales, marketing and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop or that would render any products that we may develop obsolete or noncompetitive, which would have a material adverse effect on our business and operations.

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

In addition, for at least as long as the public health emergency declared by the Secretary of HHS in March 2020 at the outset of the COVID-19 pandemic continues, we currently expect the U.S. federal government will be the primary and perhaps exclusive purchaser of therapeutics for the treatment of COVID-19.  Even if we succeed in developing a bemnifosbuvir COV19 combination, we may not be able to compete effectively if bemnifosbuvir COV19 combination or our other product candidates do not satisfy government procurement requirements and our future results of operations may be adversely impacted if government procurement needs for such product candidates decline due to over-saturated supply or reduced patient demand.

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

Factors that may inhibit our efforts to commercialize our product candidates on our own include but are not limited to:

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties.  We do not currently have any collaborator for the commercialization of any of our product candidates in foreign markets. We are evaluating the opportunities for the development and commercialization of our product candidates in foreign markets. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the applicable regulatory authority in that foreign market, and we may never receive such regulatory approval for any of our product candidates. To obtain separate regulatory approvals in other countries, we may be required to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including but not limited to:

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

If any of our product candidates is approved for commercialization, we may selectively partner with third parties to market it in certain jurisdictions outside the United States. We expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

•	different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•	reduced protection for patent and other intellectual property rights;
•	foreign reimbursement, pricing and insurance regimes;
•	potential noncompliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

We have no prior experience in these areas. In addition, we will need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories such as Southeast Asia where dengue fever is endemic. Many U.S.-based biotechnology companies have found the process of marketing their own products outside of North America to be very challenging.

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

In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

Risks Related to Manufacturing and our Dependence on Third Parties

We rely and expect to continue to rely on third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with many of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials or any product candidates that we may develop and, if approved, commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials and preclinical and clinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval.  We do not currently have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis.   Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.  For example, we have only recently begun to manufacture ruzasvir, the product candidate we licensed from Merck in December 2021.   Until such time, if ever , as we have successfully manufactured a sufficient quantity of ruzasvir clinical trial material, we will be unable initiate patient enrollment in the planned HCV clinical trials of the combination of bemnifosbuvir and ruzasvir.

We rely and expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval, if any. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including but not limited to:

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

In particular, we have relied on third parties located in China to manufacture and supply certain materials for our current product candidates, and we expect to continue to use such third party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics, trade disruptions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

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

In order to conduct clinical trials of our product candidates and commercialize any approved product, our manufacturers need to manufacture them in large quantities. However, they may be unable to successfully increase the manufacturing capacity for any of our product candidates or products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of these product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting products may be delayed or not obtained, which could significantly harm our business. Supply sources could be interrupted from time to time and, if interrupted, would disrupt our manufacturers’ ability to manufacture our product candidates at the scale required. If we are unable to meet the clinical or commercial supply need for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully.

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

We do not have multiple sources of supply for each of the components used in the manufacturing of bemnifosbuvir, AT-752 or ruzasvir or any of our other product candidates. For each of our product candidates, we have sole suppliers located in China for our active pharmaceutical ingredients. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements and similar regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

We are dependent on third parties to conduct critical aspects of our preclinical studies and clinical trials, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the United States. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

Any third parties conducting our clinical trials or preclinical studies are not and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot guarantee that any such CROs, investigators or other third parties will devote adequate time and resources to such trials or perform as contractually required. If any of these third parties fail to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise performs in a substandard manner, our clinical trials may be extended, delayed or terminated. In addition, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash and cash equivalents or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned, and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar applications we submit to the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our product candidates.

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

We may seek collaborative relationships for the development and commercialization of our product candidates. If we enter into any collaborative arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate product revenue from any collaborations will depend on our collaborators’ abilities to successfully perform the functions assigned to them. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our product candidates involve many risks, including:

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

•

collaborators may terminate the collaboration, and, as a result, we may not be able to develop a product candidate or we will have to use our own clinical resources and capital to continue development of the product candidate;

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

•

collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;

•	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;
•	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
•	collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction that is not in our best interest;
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
•

collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization or result in delays to development or commercialization of the applicable product candidates; and

•	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

For example, in February 2022, the Roche License Agreement under which we granted to Roche an exclusive license related to bemnifosbuvir for certain development rights and commercialization rights outside of the United States terminated. As a result, substantially all activities that Roche was conducting in connection with the development and manufacture of bemnifosbuvir, including global manufacture of clinical trial material and certain operations necessary for the conduct of clinical trials, ceased. To the extent that such activities are necessary for the continued development of a bemnifosbuvir COV19 combination, we will be responsible for the conduct and costs of such activities.

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

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the Merck License Agreement was terminated, we would be required to discontinue the development, manufacture and commercialization of ruzasvir in combination with bemnifosbuvir, our lead product candidate for the treatment of HCV, unless we could enter into another agreement with Merck potentially at a premium. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, anti-corruption, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of preclinical studies or clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

If our CMOs and CROs use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials by our CMOs and biological materials by our CROs. Our CMOs and CROs are subject to federal, state and local laws and regulations in the United States and in the countries in which they operate governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ and CROs’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from the improper handling of medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating AT-511 (the free base of bemnifosbuvir), bemnifosbuvir, AT-281 (the free base of AT-752), AT-752, AT-777, AT-787, and our in-licensed compound ruzasvir and their use or manufacture, or any of our other pipeline product candidates and any future product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to such product candidates.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions and their uses do not or will not infringe, misappropriate or otherwise violate third-party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications that have been published can, or subject to certain limitations, later present claims in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. In order to successfully challenge the validity of a U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such

U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

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

Our product candidates are predominantly nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences, Inc.; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Alios Biopharma; Medivir; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale. On June 3, 2019, we received an anonymous Third Party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenges the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because hepatitis C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID19 indication. On August 10, 2020, an anonymous party filed a Third Party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug bemnifosbuvir. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (bemnifosbuvir) would be effective to treat HCV-infected cirrhotic patients. We filed a response to the Observation on October 2, 2020, wherein we disagreed for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and further noted that it is not straightforward that a treatment for patients with compensated cirrhosis would also be effective for patients with decompensated cirrhosis. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using bemnifosbuvir to treat cirrhotic HCV-infected patients. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications. In December 2019, the U.S. Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. However, other than the foregoing issued U.S. patent, there can be no assurance that the Observations will not adversely affect our ability to obtain issued patents from national-stage filings of such Patent Cooperation Treaty patent applications in any jurisdictions. We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time, including before or during this registration period. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

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

Currently, in the United States, the FDA may grant five years of exclusivity for new chemical entities (“NCEs”) for which all of our products may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

Furthermore, the WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the U.S. government recently took a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty and therefore could adversely affect our business. If a waiver is approved and covers COVID-19 treatments, such as bemnifosbuvir, our ability to successfully commercialize bemnifosbuvir and protect our related technology could be adversely affected.

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

We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our organization, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including but not limited to:

•	the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	maintaining our operational, financial and management controls, reporting systems and procedures.

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

As of February 15, 2022, we had 59 full-time employees. Our focus on the development of product candidates in three distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our executive management and directors. Due to the specialized knowledge each of our officers and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on any officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

Many of our key employees are vested in a substantial amount of our common stock or options to purchase our common stock. Our employees, including our key employees, may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the capital markets and is expected to have further global economic consequences.  If the equity and credit markets deteriorate, including as a result of a resurgence of COVID-19, political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Political unrest, such as the current situation with Ukraine and Russia, may also cause volatility and disruption in the global economy. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, and our business, which could reduce our share price.

The UK left the EU on January 31, 2020, following which existing EU legislation continued to apply in the UK during a transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and

EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”) and became effective on the January 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota and tariff free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and EU. Further, the TCA does not provide for the continued free movement of services between the UK and EU and also grants each of the U.K. and EU the ability, in certain circumstances, to unilaterally impose tariffs on one another. The TCA does provide for the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and cGMP documents issued. However, it is important to note that significant regulatory gaps still exist and the TCA does not contain wholesale mutual recognition of U.K. and EU pharmaceutical regulations and product standards between the parties, for example, in relation to batch testing and pharmacovigilance, which remain subject to further discussions.

The long term effects of Brexit on our business in the UK, the EU and worldwide will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the UK and the EU. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. As of January 1, 2021, the MHRA is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great Britain; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

These developments have had and may continue to have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in the UK and in Europe. As a result of this uncertainty, global financial markets could experience significant volatility, which could adversely affect the market price of our common stock. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate after withdrawal, including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health, and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict our access to capital. If the UK and the EU are unable to negotiate acceptable withdrawal terms or if other EU member states pursue withdrawal, barrier-free access between the UK and other EU member states or among the EEA overall could be diminished or eliminated.

As a result of Brexit and new regulatory regimes, we may also face new regulatory costs and challenges that could have an adverse effect on our operations. In addition, currency exchange rates between the pound sterling, the euro and the U.S. dollar have already been, and may continue to be, affected by Brexit.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our shares of common stock and could exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of February 28, 2022. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline, even if our business is doing well.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts.  If any of the analysts who cover us, or may cover us, downgrades our common stock or issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our target preclinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline as it did following the downgrades by covering analysts in the fourth quarter of 2021. This included certain downgrades after we reported on the data from the Phase 2 MOONSONG clinical trial, which failed to meet the primary study endpoint in the overall patient population and other events. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline

Provisions in our restated certificate of incorporation and restated bylaws and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

We may engage in acquisitions or strategic collaborations that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic collaborations, including licensing. If we do identify suitable acquisition or collaboration candidates, we may not be able to complete such acquisitions or collaborations on favorable terms, or at all. Any acquisitions or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors, and we may never realize the anticipated benefits of such acquisitions or collaborations. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business or collaboration that are not covered by the indemnification we may obtain from the seller or our collaborator. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or collaborations may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and cash equivalents available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or collaborations or the effect that any such transactions might have on our operating results.

We or the third parties upon whom we depend may be adversely affected by natural disasters or pandemics and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or pandemics, other than or in addition to COVID-19, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage, pandemic, such as the COVID-19 pandemic, or other event occurred that prevented us from using all or a significant portion of our headquarters or the virtual network capabilities upon which our employees depend to collaborate and access critical business records, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers or third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us given our significant stock price volatility in 2021.

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

Our stock price has been and is likely to remain volatile. In 2021, extreme fluctuations occurred in our stock price with closing prices ranging from a high of $88.44 on February 8, 2021 to a low of $7.67 on November 23, 2021 and in 2022 to a low of $5.80 on February 23, 2022.

The stock market in general, The Nasdaq Global Select Market and biopharmaceutical companies in particular have experienced extreme volatility in trading volume that that exacerbates, is disproportionate to or in some cases has been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a profit. The market price for our common stock may be influenced by many factors, including but not limited to:

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

Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, financial condition and results of operations.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly now that we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur before we became a public company in October 2020. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We will continue to monitor these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), in this second annual report filed with the SEC after becoming a public company, we are required to furnish a report by our management on our internal control over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 in this Annual Report on Form 10-K for the year ending December 31, 2021. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of being a public company, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. In addition, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 125 Summer Street, Boston, Massachusetts, where we lease 5,634 square feet of office space. We lease this space under a lease agreement, as amended, that terminates on July 31, 2022. On July 19, 2021, we entered into a sublease pursuant to which we have leased additional office space in Boston, Massachusetts. The term of the Sublease commenced on January 1, 2022 and will end on December 31, 2026.  We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Certain Information Regarding the Trading of Our Common Stock

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “AVIR” since October 30, 2020.

Holders of Our Common Stock

As of February 25, 2022 there were 23 stockholders of record of our common stock, which does not reflect stockholders whose shares were held in nominee or street name by brokers.

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

Stock Performance Graph

The performance graph compares the performance of our common stock to the S&P 500 Index and to the Nasdaq Biotechnology Index from October 30, 2020 (the first date that shares of our common stock were publicly traded) through December 31, 2021. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on October 30, 2020, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
US Dollars
10/30/2020
11/30/2020
12/31/2020
1/31/2021
2/28/2021
3/31/2021
4/30/2021
5/31/2021
6/30/2021
7/31/2021
8/31/2021
9/30/2021
10/31/2021
11/30/2021
12/31/2021
Date
S&P 500 Index
Atea Pharmaceuticals
Nasdaq Biotechnology Index

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

The following table shows the high and low closing prices for our common stock as reported by The NASDAQ Global Select Market for the quarterly periods in the years ended December 31, 2020 (since October 30, 2020) and December 31, 2021:

	2020
	High	Low
Fourth Quarter 2020 (beginning October 30, 2020)	$41.78	$26.36

	2021
	High	Low
First Quarter 2021	$88.44	$41.42
Second Quarter 2021	$59.08	$19.22
Third Quarter 2021	$35.06	$21.33
Fourth Quarter 2021	$44.59	$7.67

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from difficult to treat, life-threatening viral infections. Our current focus is on the development of product candidates to treat COVID-19, hepatitis C virus (“HCV”), dengue and respiratory syncytial virus (“RSV”).

COVID 19 – Bemnifosubvir Combination Regimen

Our most advanced product candidate for the treatment of COVID-19 is bemnifosbuvir, an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor which we believe could be a preferred backbone for an oral combination regimen.  Bemnifosbuvir has a unique dual mechanism of action at both the RNA-dependent RNA polymerase (RdRp) and NiRAN active sites on the highly conserved SARS-CoV-2 RNA polymerase.  As we anticipate continued rapid emergence and evolution of viral variants together with the potential for viral drug resistance to single agent therapies which could render previously effective monotherapy obsolete, we have prioritized the development of bemnifosbuvir as combination therapy for the treatment of COVID-19.

We do not know whether this combination of bemnifosbuvir with a protease inhibitor will produce a synergistic benefit or otherwise lead to positive outcomes for the patients we are seeking to treat. We have not yet developed a protease inhibitor to evaluate in combination with bemnifosbuvir.  Although we have begun efforts to discover a protease inhibitor utilizing our internal discovery capabilities, these efforts are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts would be allowed to enter clinical trials.  Alternatively, we may in-license or acquire the rights to develop and commercialize a protease inhibitor drug candidate from a third party.

HCV – Bemnifosbuvir in combination with ruzasvir

For the treatment of chronic HCV infection, we are advancing a novel combination of bemnifosbuvir and ruzasvir, an investigational nonstructural protein 5A (“NS5A”) inhibitor that we exclusively in-licensed from Merck in December 2021.  As single agents, both bemnifosbuvir and ruzasvir have demonstrated potent pan-genotypic antiviral activity against HCV.  As ruzasvir is a Phase 2-ready NS5A inhibitor that has already been evaluated by Merck in over 1,200 HCV-infected patients, we have prioritized clinical development of the ruzasvir/bemnifosbuvir combination program over the AT-777/AT-787 programs (AT-777 being our prior lead NS5A inhibitor program which was paused at the outset of the COVID-19 pandemic given industry-wide challenges in conducting clinical studies at that time).

Dengue – AT-752

Dengue is a mosquito-borne viral infection that infects up to 400 million people worldwide a year, causing substantial public health and economic burden.  Currently there are no antiviral therapies approved by either the U.S. Food and Drug Administration (“FDA”) or the European Commission. To address this unmet medical need, we are developing AT-752, an oral, purine nucleotide prodrug for the treatment of dengue.  AT-752 targets the inhibition of the dengue viral polymerase and, in preclinical studies, the drug candidate showed potent in vitro activity against all dengue serotypes tested, as well as potent in vivo antiviral activity in small animal models.

Roche collaboration

In October 2020, we entered into a License Agreement (the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted an exclusive license for certain development and commercialization rights related to AT-527 outside of the United States (other than for certain HCV uses) to Roche. As partial consideration, Roche paid us an upfront payment of $350.0 million which was received in November 2020.  Additionally, upon realization of a development milestone in June 2021, we received an additional $50 million from Roche.

In November 2021, we received notice from Roche that they had elected to terminate the Roche License Agreement in its entirety on a worldwide basis including Japan, with an effective date of February 10, 2022.  In December 2021, we delivered to Roche notice that we intended to continue the development of bemnifosbuvir and we have been working with Roche to effect an orderly wind down of activities in accordance with the terms of the Roche License Agreement.  The obligations of Roche to equally share the costs associated with development activities terminated on February 10, 2022.  We are now responsible for, and alone will bear the costs associated with the development of bemnifosbuvir.   Additionally, we remain liable to Roche for certain expenses associated with transition related activities occurring after the effective date of the termination of the Roche License Agreement.

As a result of the termination of the Roche License Agreement, we have regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize bemnifosbuvir in all fields of use.

IPO

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

COVID 19 Update

While we believe there is currently an urgent need for treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided.  If the pandemic were to dissipate and the endemic does not result, whether due to a significant decrease in new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 combination, if successfully developed and approved, our business could be adversely impacted.

Financial Operations Overview

As of December 31, 2021, we had cash and cash equivalents of $764.4 million. Net cash used in operating activities was $87.0 million for the year ended December 31, 2021. We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs as we continue to operate as a public company, particularly now that we have become a large accelerated filer as of December 31, 2021. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2025.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

We expect to continue to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue clinical development of bemnifosbuvir for the treatment of COVID-19;
•	continue clinical development of AT-752 for the treatment of dengue;
•	initiate clinical development of bemnifosbuvir and ruzasvir for the treatment of HCV;
•	continue IND-enabling activities and commence clinical development activities for product candidates for the treatment of RSV;
•	maintain, expand, protect and enforce our intellectual property portfolio;
•	hire additional research, development and general and administrative personnel;
•	establish commercialization capabilities; and
•	incur additional costs as we continue to operate as a public company, particularly now that we are a large accelerated filer as of December 31, 2021.

Components of Results of Operations

Revenue

We do not have any products approved for sale and to date, we have not generated any revenue from product sales.

Our revenue has been collaboration revenue solely derived from the Roche License Agreement, which became effective in October 2020 and terminated on February 10, 2022. If our development efforts for our product candidates are successful and result in commercialization, we may generate additional revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

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

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. Our internal research and development costs are primarily personnel-related costs, facility costs, including depreciation. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

As discussed in Note 3 to our consolidated financial statements included elsewhere in this annual report on Form 10-K, during the term of the Roche License Agreement from October 2020 through its termination, effective February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses are recorded in research and development expenses. These costs represent a material portion of our total expenses. Subsequent to the termination, we will be liable to Roche for the cost of activities associated with Roche’s transfer of certain information to us.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
COVID-19 external costs	$93,508	$23,043	$—
Dengue external costs	9,396	2,167	768
HCV external costs	27,514	1,831	5,837
RSV external costs	1,887	1,127	1,379
Internal research and development costs	34,900	9,855	2,186
Total research and development expenses	$167,205	$38,023	$10,170

We are focusing substantially all of our resources on the development of our product candidates, particularly bemnifosbuvir. We expect our research and development expenses to increase substantially for at least the next few years, as we seek to initiate additional clinical trials for our product candidates, complete our clinical programs, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

We anticipate that our general and administrative expenses may increase as a result of increased personnel costs, expanded infrastructure and higher consulting, legal and accounting services costs associated with complying with Nasdaq and SEC requirements, investor relations costs and director and officer insurance premiums associated with being a public company.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash and cash equivalents.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$351,367	$48,633	$302,734
Operating expenses:
Research and development	167,205	38,023	129,182
General and administrative	45,785	21,640	24,145
Total operating expenses	212,990	59,663	153,327
Income (loss) from operations	138,377	(11,030)	149,407
Interest income and other, net	213	83	130
Income (loss) before income taxes	138,590	(10,947)	149,537
Income taxes	17,400	—	17,400
Net income (loss) and comprehensive income (loss)	$121,190	$(10,947)	$132,137

Revenue

Collaboration revenue for the years ended December 31, 2021 and 2020 was derived from the Roche License Agreement that was executed in October 2020. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the accounting treatment of the Roche License Agreement, including recognition of all remaining deferred revenue following receipt of the termination notice from Roche.

Research and Development Expenses

Research and development expenses increased by $129.2 million from $38.0 million for the year ended December 31, 2020 to $167.2 million for the year ended December 31, 2021. The increase in research and development expenses was primarily due to a $104.1 million increase in external expenses incurred related to CRO and CMO services in connection with the advancement of product candidates for the treatment of COVID-19, HCV and dengue, including $76.6 million related to our share of costs incurred by Roche and a $25.0 million charge related to the upfront payment for the license agreement with Merck.  In addition, there was an increase of $25.0 million in internal spend primarily due to an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $14.6 million for our research and product development employees and consulting fees, and $2.4 million in other research and development expenses. Research and development expenses include a reduction of $7.3 million representing a reimbursement of Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

General and Administrative Expenses

General and administrative expenses increased by $24.1 million from $21.6 million for the year ended December 31, 2020 to $45.8 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase of $20.6 million in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense of $17.6 million; an increase in professional fees of $2.6 million; and an increase in other general and administrative expenses of $0.9 million.

Interest Income and Other, Net

Interest income and other, net, increased by $0.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily due to higher balances of cash equivalents.

Income Taxes

Income taxes were $17.4 million and $0 million for the years ended December 31, 2021 and 2020, respectively. The effective tax rate for the years ended December 31, 2021 and 2020 was 12.5% and 0%, respectively. The increase in income tax expense was primarily due to revenue recognized in 2021 from our former collaboration with Roche.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2020	2019	Change
	(in thousands)
Collaboration revenue	$48,633	$—	$48,633
Operating expenses:
Research and development	38,023	10,170	27,853
General and administrative	21,640	4,438	17,202
Total operating expenses	59,663	14,608	45,055
Loss from operations	(11,030)	(14,608)	3,578
Interest income and other, net	83	574	(491)
Net loss	$(10,947)	$(14,034)	$3,087

Revenue

Collaboration revenue for the year ended December 31, 2020 was derived from the Roche License Agreement that was executed in October 2020. See Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the accounting treatment of the Roche License Agreement.

Research and Development Expenses

Research and development expenses increased by $27.8 million from $10.2 million for the year ended December 31, 2019 to $38.0 million for the year ended December 31, 2020. The increase in research and development expenses was primarily due to a $20.2 million increase in external expenses incurred related to CRO and CMO services in connection with the advancement of product candidates for the treatment of COVID-19 and dengue, partially offset by a decrease in external spend related to our HCV and RSV programs and an increase of $6.5 million in internal spend primarily due to an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $3.3 million for our research and product development employees and consulting fees, and $1.1 million in other research and development expenses. Research and development expenses include a reduction of $7.9 million representing Roche’s share of certain expenses incurred that are subject to ASC 808 as discussed in Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also recorded research and development expense of $2.1 million relating to our share of costs incurred by Roche.

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2021, we had cash and cash equivalents of $764.4 million.  We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2025.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval for and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel.  We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company, particularly now that we are a large accelerated filer as of December 31, 2021.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•	the scope, timing, rate of progress and costs of our drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for our product candidates;
•	the number and scope of clinical programs we decide to pursue;
•	the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
•	the scope and costs of development and commercial manufacturing activities;
•	the cost and timing associated with commercializing our product candidates, if they receive marketing approval;
•	the extent to which we acquire or in-license other product candidates and technologies;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
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

In November 2021, we entered into a sales agreement (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. As of December 31, 2021, no shares have been issued under the Sales Agreement.

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$(87,005)	$296,734	$(12,829)
Net cash used in investing activities	(4)	(26)	(2)
Net cash provided by financing activities	1,465	531,748	—
Net increase (decrease) in cash, cash equivalents and restricted cash	$(85,544)	$828,456	$(12,831)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $87.0 million. Cash used in operating activities was primarily due to net income of $121.2 million increased by stock-based compensation of $39.6 million, an increase in accounts payable and accrued expenses of $54.2 million, an increase in prepaid expenses and other assets of $0.6 million all offset by a decrease in deferred revenue of $301.4 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million and consisted of purchases of property and equipment for each of the years ended December 31, 2021, 2020 and 2019.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million for the year ended December 31, 2021 and consisted of proceeds from issuance of common stock as a result of the exercise of stock options.

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

Contractual Obligations and Commitments

We lease our office space under a non-cancelable operating lease in Boston, Massachusetts, that expires in July 2022. On July 19, 2021, we entered into a sublease agreement pursuant to which we will lease additional office space in Boston, Massachusetts. The term of the sublease commenced on January 1, 2022 and will expire on December 31, 2026.

The following table summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$989	$1,626	$1,693	$—	$4,308

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

In December 2021, we entered into a license agreement with Merck (the “Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir.  Ruzasvir is the NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir (the “Compound”), or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (the “Field”).

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck a non-refundable upfront payment in the amount of $25,000 in February 2022 and will be required to pay Merck milestone payments up to $135,000 in the aggregate upon its achievement of certain development and regulatory milestones and up to $300,000 in the aggregate upon its achievement of certain sales-based milestones.  Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product (or a Compound contained in such Product) and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial.

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

Revenue Recognition

As of December 31, 2021, all of our revenue to date had been collaboration revenue generated under the Roche License Agreement.

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

Until receipt in November 2021 of the notice from Roche that Roche was terminating the Roche License Agreement effective February 2022, we recognized collaboration revenue over the expected performance period based on its measure of progress towards the completion of certain activities referred to as its Combined Performance Obligation.  We concluded that the notice of termination represents a contract modification for accounting purposes.  We further concluded that upon receipt of the notice of termination, the Combined Performance Obligation has been completely satisfied.  As a result, we recognized all remaining deferred revenue as collaboration revenue within the consolidated statements of operations and comprehensive income for the year ended December 31, 2021 (see Note 3, Collaboration Revenue, for a detailed discussion).

Contract costs

We recognize as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. We have elected a practical expedient wherein we recognize the incremental costs of obtaining a contract as an expense when incurred if, at inception, the expected amortization period of the asset that we otherwise would have recognized is one year or less. In connection with the Roche License Agreement, we incurred an incremental cost of $7.0 million, which was included in general and administrative costs in the statement of operations and comprehensive loss for the year ended December 31, 2021 included elsewhere in this Annual Report on Form 10-K.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of the common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2021, 2020 and 2019, respectively. Estimating the fair value of our common stock prior to the completion of our initial public offering involved significant judgement and the use of estimates.

Estimating the Fair Value of Common Stock

Prior to our IPO, we were required to estimate the fair value of the common stock underlying our share-based awards when performing the fair value calculations using the Black-Scholes option pricing model. Prior to our IPO, the fair value of the common stock underlying our stock options has been determined on each grant date by our board of directors, with input from management, considering the most recently available third-party valuation of our common shares. All options to purchase shares of our common stock are intended to be granted with an exercise price per share no less than the estimated fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.

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

We also account for any modifications to share based payments in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).

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

SEC Filing Status

Based on our public float as of June 30, 2021, we became a large accelerated filer, and lost emerging growth company status as of December 31, 2021. As of December 31, 2021, we are required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and are required to comply with the auditor attestation requirements Section 404(b) of the Sarbanes-Oxley Act.

Recently Issued Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” in Note 2 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2021, we had cash and cash equivalents of $764.4 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon such evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Atea Pharmaceuticals, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Boston, Massachusetts
February 28, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

[Not applicable.]

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Executive Officers and Directors” at the end of Part I, Item I, Business, of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2022 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)        Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2)        Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3)        Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock	10-K	001-39661	4.2	3/30/2021
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	333-249404	10.2	10/26/2020
10.1.1#	Form of Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan					*
10.1.2#	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan					*
10.2#	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3#	Non-Employee Director Compensation Program					*
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH					*
10.6#	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020
10.7#	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.8#	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020	10-K	001-39661	10.8	3/30/2021
10.9#	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020	10-K	001-39661	10.9	3/30/2021
10.10#	Employment Agreement between the Company and John Vavricka, dated November 3, 2020	10-K	001-39661	10.10	3/30/2021
10.11#	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020	10-K	001-39661	10.11	3/30/2021
10.12#	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1	333-249404	10.1	10/9/2020
10.13	Lease Agreement between the Registrant and OPG 125 SUMMER OWNER (DE) LLC	S-1/A	333-249404	10.5	10/26/2020
10.14	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.15#	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

*	Filed herewith.
**	Furnished herewith.
^	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: February 28, 2022	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 28, 2022
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	February 28, 2022
Andrea Corcoran

/s/ Wayne Foster	Executive Vice President, Chief Accounting Officer (principal accounting officer)	February 28, 2022
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	February 28, 2022
Franklin Berger

/s/ Jerome Adams	Director	February 28, 2022
Jerome Adams, M.D., M.P.H

/s/ Barbara Duncan	Director	February 28, 2022
Barbara Duncan

/s/ Bruno Lucidi	Director	February 28, 2022
Bruno Lucidi

/s/ Polly A. Murphy	Director	February 28, 2022
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	February 28, 2022
Bruce Polsky, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the satisfaction of the Combined Performance Obligation pursuant to the Roche License Agreement

As discussed in Note 3 to the consolidated financial statements, on November 12, 2021, F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (collectively, Roche) provided the Company a notice of termination of a license agreement (the Roche License Agreement), which will be effective in February 2022. The Company concluded it had satisfied the provision of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations (collectively, the Combined Performance Obligation) as of December 31, 2021. The Company recognized revenue of $351,367 thousand for the year ended December 31, 2021, including all remaining deferred revenue related to the Roche License Agreement.

We identified the assessment of the satisfaction of the Combined Performance Obligation pursuant to the Roche License Agreement as a critical audit matter. A high degree of subjective, complex auditor judgment was required in assessing the audit evidence obtained regarding satisfaction of the Combined Performance Obligation as of December 31, 2021.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including a control related to the satisfaction of the Combined Performance Obligation. We evaluated the satisfaction of the Combined Performance Obligation by (1) examining the Roche License Agreement to evaluate the obligations to be delivered subsequent to the receipt of the notice of termination, and (2) inspecting written communications between the Company and Roche and inquiring of Company legal and research and development personnel to corroborate management’s interpretation of the Company’s remaining obligations under the Roche License Agreement.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 28, 2022

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$764,375	$850,117
Unbilled other receivable	—	5,815
Prepaid expenses and other current assets	8,028	7,545
Total current assets	772,403	863,477
Property and equipment, net	23	48
Other assets	466	107
Total assets	$772,892	$863,632
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,534	$60
Accrued expenses and other current liabilities	52,349	14,368
Deferred revenue	—	301,367
Total current liabilities	56,883	315,795
Other liabilities	5,932	36
Total liabilities	62,815	315,831
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,102,730 and 82,436,937 shares issued and outstanding as of December 31, 2021 and 2020	83	82
Additional paid-in capital	653,964	612,879
Retained earnings (accumulated deficit)	56,030	(65,160)
Total stockholders’ equity	710,077	547,801
Total liabilities and stockholders’ equity	$772,892	$863,632

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020	2019
Collaboration revenue	$351,367	$48,633	$—
Operating expenses
Research and development	167,205	38,023	10,170
General and administrative	45,785	21,640	4,438
Total operating expenses	212,990	59,663	14,608
Income (loss) from operations	138,377	(11,030)	(14,608)
Interest income and other, net	213	83	574
Income (loss) before income taxes	138,590	(10,947)	(14,034)
Income taxes	17,400	—	—
Net income (loss) and comprehensive income (loss)	$121,190	$(10,947)	$(14,034)
Net income (loss) per share attributable to common stockholders
Basic	$1.46	$(0.51)	$(1.39)
Diluted	$1.37	$(0.51)	$(1.39)
Weighted-average number of common shares used in computing net income (loss) per share attributable to common stockholders
Basic	82,820,037	21,592,441	10,091,100
Diluted	88,249,243	21,592,441	10,091,100

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Accumulated Deficit)	Equity (Deficit)
Balance – January 1, 2019	33,645,447	$69,114	10,091,100	$10	$4,008	$(40,179)	$(36,161)
Stock-based compensation expense	—	—	—	—	624	—	624
Net loss	—	—	—	—	—	(14,034)	(14,034)
Balance – December 31, 2019	33,645,447	69,114	10,091,100	10	4,632	(54,213)	(49,571)
Issuance of Series D convertible preferred stock, net of issuance costs of $869	15,313,382	106,631	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $15	8,973,261	107,485	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	18,747	—	27	—	27
Stock-based compensation in connection with vesting of restricted stock	—	—	20,000	—	657	—	657
Initial public offering, net of issuance costs of $3,245	—	—	14,375,000	14	317,591	—	317,605
Conversion of preferred stock into common stock	(57,932,090)	(283,230)	57,932,090	58	283,172	—	283,230
Stock-based compensation expense	—	—	—	—	6,800	—	6,800
Net loss	—	—	—	—	—	(10,947)	(10,947)
Balance – December 31, 2020	—	—	82,436,937	82	612,879	(65,160)	547,801
Issuance of common stock for exercise of stock options	—	—	665,793	1	1,464	—	1,465
Stock-based compensation expense	—	—	—	—	39,621	—	39,621
Net income	—	—	—	—	—	121,190	121,190
Balance – December 31, 2021	—	$—	83,102,730	$83	$653,964	$56,030	$710,077

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$121,190	$(10,947)	$(14,034)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	39,621	7,457	624
Depreciation and amortization expense	29	19	17
Changes in operating assets and liabilities
Unbilled accounts receivable	—	(5,815)	—
Prepaid expenses and other current assets	(483)	(7,296)	(43)
Other assets	(161)	—	0
Accounts payable	10,289	(488)	157
Accrued expenses and other liabilities	43,877	12,437	450
Deferred revenue	(301,367)	301,367	—
Net cash provided by (used in) operating activities	(87,005)	296,734	(12,829)
Cash flows from investing activities
Additions to property and equipment	(4)	(26)	(2)
Net cash used in investing activities	(4)	(26)	(2)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	—	214,116	—
Proceeds from issuance of common stock	1,465	27	—
Net proceeds from initial public offering of common stock	—	317,605	—
Net cash provided by financing activities	1,465	531,748	—
Net increase (decrease) in cash, cash equivalents and restricted cash	(85,544)	828,456	(12,831)
Cash, cash equivalents and restricted cash at the beginning of period	850,224	21,768	34,599
Cash, cash equivalents and restricted cash at the end of period	$764,680	$850,224	$21,768
Cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$764,375	$850,117	$21,661
Restricted cash	305	107	107
Total cash, cash equivalents and restricted cash	$764,680	$850,224	$21,768

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$283,230	$—

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

In October 2020, the Company entered into a license agreement, (the “Roche License Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively “Roche”), granting Roche an exclusive license to develop and commercialize certain of the Company’s compounds including its lead product candidate bemnifosbuvir outside of the United States.

As part of the consideration, Roche agreed to pay the Company an upfront payment of $350,000 (the “Roche Upfront Payment”), which was received in November 2020. In 2021, the Company also received $50,000 pursuant to a milestone under the Roche License Agreement.

On November 12, 2021, Roche provided the Company a notice of termination of the Roche License Agreement.  Under the terms of the Roche License Agreement, the termination was effective in February 2022.  Upon termination, the rights and licenses granted by the Company to Roche under the Roche License Agreement were returned to the Company, and the Company has full rights to continue the clinical development and future commercialization of bemnifosbuvir worldwide.

On November 3, 2020, the Company completed an initial public offering of its common stock (the “IPO”).  In connection with the IPO, the Company issued 14,375,000 shares of its common stock at $24.00 per share for net proceeds of $317,605 after deducting underwriting discounts and commissions and offering expenses payable by the Company.  Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 57,932,090 shares of common stock.

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may discover and develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development will require significant amounts of additional capital, and additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations. The Company is also subject to risks associated with the COVID-19 global pandemic, including actual and potential delays associated with certain of its ongoing and anticipated trials, and potential negative impacts on the Company’s business operations and its ability to raise additional capital to finance its operations.

The Company expects to generate operating losses for the foreseeable future. The Company believes that its cash and cash equivalents of $764,375 as of December 31, 2021 will be sufficient to fund its operations for at least the next twelve months.

The Company may seek additional capital through one or more or a combination of financing through the sale of additional equity or debt securities, or funding in connection with any collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing shareholders.

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of revenue, accrued research and development expenses, the valuation of common stock in connection with the issuance of stock-based awards prior to the completion of the IPO, and income taxes. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly- owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Revenue Recognition

Through December 31, 2021, all of the Company’s revenue was collaboration revenue generated from the Roche License Agreement.

Until receipt in November 2021 of the notice from Roche that Roche was terminating the Roche License Agreement effective February 2022, the Company recognized collaboration revenue over the expected performance period based on its measure of progress towards the completion of certain activities referred to as its Combined Performance Obligation.  The Company concluded that the notice of termination represents a contract modification for accounting purposes.  The Company further concluded that upon receipt of the notice of termination, the Combined Performance Obligation has been completely satisfied.  As a result, the Company recognized all remaining deferred revenue as collaboration revenue within the consolidated statements of operations and comprehensive income for the year ended December 31, 2021 (see Note 3, Collaboration Revenue, for a detailed discussion).

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

The transaction price is generally comprised of an upfront payment due at contract inception and variable consideration in the form of payments for the Company’s services and materials and milestone payments due upon the achievement of specified events. Other payments the Company could be entitled to include tiered royalties earned when customers recognize net sales of licensed products. The Company considers the existence of any significant financing component within its arrangements and has determined that a significant financing component does not exist in its arrangements as substantive business purposes exist to support the payment structure other than to provide a significant benefit of financing. The Company measures the transaction price based on the amount of consideration to which it expects to be entitled in exchange for transferring the promised goods and/or services to the customer. The Company utilizes either the expected value method or the most likely amount method to estimate the amount of variable consideration, depending on which method is expected to better predict the amount of consideration to which the Company will be entitled. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. With respect to arrangements that include payments for a development or regulatory milestone payment, the Company evaluates whether the associated event is considered probable of achievement and estimate the amount to be included in the transaction price using the most likely amount method. Milestone payments that are not within the Company’s control or the customer’s, such as those dependent upon receipt of regulatory approval, are not considered to be probable of achievement until the triggering event occurs. At the end of each reporting period, the Company re-evaluates the probability of achievement of each milestone and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue and net loss in the period of adjustment. For arrangements that include sales-based royalties, including milestone payments based upon the achievement of a certain level of product sales, wherein the license is deemed to be the sole or predominant item to which the payments relate, the Company recognizes revenue upon the later of: (i) when the related sales occur or (ii) when the performance obligation to which some or all of the payment has been allocated has been satisfied (or partially satisfied). Consideration that would be received for optional goods and/or services is excluded from the transaction price at contract inception.

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

Other Assets

Other assets consist of a right-of-use asset of $161 and bank deposits of $305, classified as restricted cash, to collateralize two letters of credit.

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2021, 2020 and 2019.

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

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock

Prior to the IPO, because there was no public market for the Company’s common stock, the fair value of the Company’s common stock underlying stock-based awards was estimated on each grant date by the board of directors. The Company developed an estimate on each grant date of the fair value of its common stock based on valuations from an independent third-party valuation firm using information known to the Company on the date of grant and a review of any recent events and their potential impact on the estimated fair value per share of the common stock. The third-party valuations of the Company’s common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The assumptions used to determine the estimated fair value of the Company’s common stock were based on numerous objective and subjective factors, combined with management judgment, including:

•	external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry;
•	the Company’s stage of development and business strategy;
•	the rights, preferences and privileges of the Company’s then-outstanding redeemable convertible preferred stock relative to those of its common stock;
•	the prices at which the Company sold shares of its then-outstanding redeemable convertible preferred stock;
•	the Company’s financial condition and operating results, including its levels of available capital resources;
•	the progress of the Company’s research and development efforts;
•	equity market conditions affecting comparable public companies; and
•	general U.S. market conditions and the lack of marketability at the time of the Company’s common stock.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, the Company considered the following methods:

•

Option Pricing Method. Under the option pricing method (“OPM”), shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the then-outstanding preferred stock and common stock were inferred by analyzing these options.

•

Probability-Weighted Expected Return Method. The probability-weighted expected return method (“PWERM”), is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to the Company, as well as the economic and control rights of each share class.

Based on the Company’s early stage of development and other relevant factors, the Company determined that OPM method as well as a hybrid approach of the OPM and the PWERM methods were the most appropriate methods for allocating its enterprise value to determine the estimated fair value of its common stock. In determining the estimated fair value of the Company’s common stock, its board of directors also considered the fact that its stockholders could not freely trade its common stock in the public markets. Accordingly, the Company applied discounts to reflect the lack of marketability of its common stock based on the weighted-average expected time to liquidity. The estimated fair value of the Company’s common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

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

The Company also accounts for any modifications to share based payments in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax assets and liabilities. Valuation allowances are established to reduce deferred tax assets where, based upon the available evidence, the Company concludes that it is more-likely-than-not that the deferred tax assets will not be realized. In evaluating its ability to recover deferred tax assets, the Company considers all available positive and negative evidence, including its operating results, ongoing tax planning and forecasts of future taxable income.

Reserves are provided for tax benefits for which realization is uncertain. Such benefits are only recognized when the underlying tax position is considered more-likely-than-not to be sustained on examination by a taxing authority. Interest and penalties related to uncertain tax positions are recognized in the provision of income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with equity holders. The Company did not have any items of comprehensive income or loss other than net income (loss) for the years ended December 31, 2021, 2020 and 2019.

Net Income (Loss) Per Share Attributable to Common Stockholders

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per share attributable to common stockholders is computed by dividing the diluted net income attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options.

Prior to the Company’s IPO, basic and diluted net loss per share attributable to common stockholders was determined using the two-class method, which is required for participating securities. The Company considered its convertible preferred stock to be participating securities as, in the event a dividend is paid on common stock, the holders of convertible preferred stock would be entitled to receive dividends on a basis consistent with the common stockholders. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of the convertible preferred stock do not have a contractual obligation to share in losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock. Due to net losses for the years ended December 31, 2020 and 2019, basic and diluted net loss per share attributable to common stockholders were the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

In-process Research and Development Assets

In-process research and development assets that are acquired in a transaction that does not qualify as a business combination under GAAP and that do not have an alternative future use are expensed in the period in which the assets are acquired.

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

SEC Filing Status

Based on its public float as of June 30, 2021, the Company became a large accelerated filer, and lost emerging growth company status, as of December 31, 2021. As of December 31, 2021, the Company is required to adopt new or revised accounting standards when they are applicable to public companies that are not emerging growth companies and is required to comply with the auditor attestation requirements Section 404(b) of the Sarbanes-Oxley Act.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date.  Unless otherwise disclosed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02” or “ASC 842”), which requires a lessee to record a right-of-use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The adoption of this standard resulted in the recording of operating lease liabilities and right-of-use assets on the Company’s consolidated balance sheet (see Note 7). The adoption of the standard did not have a material effect on the Company’s consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows or consolidated statements of convertible preferred stock and stockholders’ equity (deficit).

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments.  The standard was effective for the Company beginning January 1, 2021, with early adoption permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements. The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard effective December 31, 2021.  The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify the accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard effective

January 1, 2021.  The adoption of the standard did not have a material effect on the Company’s consolidated balance sheets, consolidated statements of operations and comprehensive income (loss), consolidated statements of cash flows or consolidated statement of stockholders’ equity (deficit).

3. Collaboration Revenue

Background

In October 2020, the Company licensed to Roche ex-US rights to develop and commercialize certain of the Company’s compounds, including bemnifosbuvir.

On November 12, 2021, Roche provided the Company with a notice of termination of the Roche License Agreement.  Under the terms of the Roche License Agreement, the termination was effective in February 2022.   Upon termination, the rights and licenses granted by the Company to Roche under the Roche License Agreement were returned to the Company, and the Company has full rights to continue the clinical development and future commercialization of bemnifosbuvir worldwide. Global development plan activities and related cost sharing between the parties continued through the effective date of the termination.

The Company was responsible for completing certain ongoing clinical and non-clinical and manufacturing activities at its own expense. These obligations are referred to as the Atea Ongoing Studies and the Atea Manufacturing Obligations, respectively. Through the agreement termination in February 2022, the parties were collaboratively executing a global development plan intended to support regulatory approvals and were sharing joint development costs equally.

The Roche License Agreement provided for a nonrefundable upfront payment of $350,000 which the Company received in November 2020. In addition, the Roche License Agreement further provided that Roche was obligated to pay the Company up to $330,000 in the aggregate upon the achievement of certain development and regulatory milestone events; up to $320,000 in the aggregate upon the achievement of certain sales-based milestone events; and tiered royalties based on annual net sales of the products covered by the agreement, ranging between low double-digits and mid-twenties, subject to certain adjustments and limitations.  The Company achieved a development milestone in the amount of $50,000 in the quarter ended June 30, 2021. Further, under the Roche License Agreement, the Company had a one-time option to request that Roche co-promote with the Company in the United States products covered by the Roche License Agreement that were successfully developed and commercialized.   Roche had the right to terminate the Roche License Agreement for convenience pursuant to the terms of the agreement.

Accounting Analysis

The Company concluded that the Roche License Agreement was under the scope of ASC 808 as both parties were actively participating in a joint operating activity and were exposed to significant risks and rewards that depended on the activity’s commercial success.  ASC 808 provides that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all of the guidance in ASC 606 should be applied, including recognition, measurement, presentation, and disclosure requirements related to such unit of account. The unit-of-account guidance in ASC 808, which aligns with the guidance in ASC 606 (that is, a distinct good or service) is used when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of ASC 606. Based on the Company’s analysis, it concluded that the delivery of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations should be accounted for under ASC 606.  The Company’s efforts under the global development plan and certain Atea Manufacturing Obligations in the initial year of the contract, were accounted for under ASC 808.

The Company concluded that the provision of the license to Roche, the performance of the Atea Ongoing Studies and the Atea Manufacturing Obligations should be combined as one performance obligation (“Combined Performance Obligation”) as Roche could receive the benefit of each promise without the other promises.  Specifically, Roche was dependent on the Company’s expertise and ability to complete the Atea Ongoing Studies and the Atea Manufacturing Obligations, which could not be performed by other third parties, in order to exploit the value from the license.

The initial transaction price was $350,000 which consisted of the upfront payment. During the quarter ended June 30, 2021, the transaction price was increased to $400,000 which included the $350,000 upfront payment and $50,000 related to the development milestone payment achieved during the quarter ended June 30, 2021. The Company concluded that all other forms of variable consideration, including future development and regulatory milestones should be constrained. As part of this conclusion, the Company assessed the stage of development and risk associated with remaining development required to achieve each milestone, including whether the achievement of certain milestones was outside the control of the Company. Sales based milestone payments and royalty payments qualified for the sales-based royalty exception and would have been recognized when the underlying sale transactions have occurred.

The transaction price was being recognized as collaboration revenue over the period in which the Company performs the Atea Ongoing Studies and the Atea Manufacturing Obligations.   The Company concluded that an inputs method based on costs incurred compared to total estimated costs-to-complete approach most faithfully depicts the Company’s progress towards completion.

The Company concluded that the notice of termination represents a contract modification for accounting purposes.  The Company further concluded that upon receipt of the notice of termination, the Combined Performance Obligation had been completely satisfied.  As a result, the Company recognized all remaining deferred revenue as collaboration revenue within the consolidated statements of operations and comprehensive income for the year ended December 31, 2021.

The activities to complete the global development plan were accounted for under ASC 808. Expenses incurred and reimbursements made or received from Roche are accounted for pursuant to ASC 730, Research and Development.  As such, the Company was expensing costs as incurred, including any reimbursements made to Roche, and recognizing reimbursement received from Roche as a reduction of research and development expense through the effective date of the termination.

The Company classifies all revenues recognized under the Roche License Agreement as collaboration revenues within the accompanying consolidated statements of operations and comprehensive income (loss).  For the years ended December 31, 2021 and 2020, the Company recognized collaboration revenue of $351,367 and $48,633, respectively, related to the Combined Performance Obligation. As of December 31, 2021 and 2020, the Company recorded Deferred Revenue of $0 and $301,367, respectively, related to the Roche License Agreement.  Deferred Revenue is classified in current liabilities in the accompanying balance sheet as of December 31, 2020 as the Combined Performance Obligation associated with the deferred revenue as of December 31, 2020 was expected to be completed within twelve months.

For the years ended December 31, 2021 and 2020, costs reimbursable by Roche which are reflected as a reduction to operating expenses were $7,264 and $7,901, respectively. The Company recorded research and development expense of $76,567 and $2,086 during the years ended December 31, 2021 and 2020, respectively, related to its share of costs incurred by Roche. As of December 31, 2021, the Company recorded accrued expenses of $10,417 related to amounts payable to Roche.  As of December 31, 2020 the Company had recorded unbilled other receivable of $5,815 related to amounts due from Roche. This amount was offset against amounts payable to Roche for costs incurred during 2021.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$731,767	$—	$—	$731,767
Total cash equivalents	$731,767	$—	$—	$731,767

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$846,701	$—	$—	$846,701
Total cash equivalents	$846,701	$—	$—	$846,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds that are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2021 and 2020.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2021 and 2020.

5. Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2021	2020
Laboratory equipment	$5	$5
Office furniture and fixtures	13	13
Computer hardware	37	37
Leasehold improvements	129	125
Total property and equipment, at cost	184	180
Less: accumulated depreciation and amortization	(161)	(132)
Property and equipment, net	$23	$48

Depreciation and amortization expense was $29, $19 and $17 for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2021	2020
Research and development, including manufacturing and clinical expenditures	$18,080	$10,546
License fee	25,000	—
Income taxes	2,572	—
Payroll and payroll related	4,209	2,743
Professional fees and other	2,488	1,079
Total accrued expenses and other current liabilities	$52,349	$14,368

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

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of December 31, 2021.

As of December 31,
2021
Right-of-use asset	$161
Current lease liability	197
Non-current lease liability	—

The right-of-use asset is included in other assets, the current lease liability is included in accrued expenses and other current liabilities and the non-current lease liability is included in other liabilities, respectively.

The components of the lease allocated between the general and administrative and the research and development expenses on the consolidated statement of operations for the year ended December 31, 2021 were as follows:

Year Ended
December 31, 2021
Operating lease costs	$281
Variable lease costs	37
Total lease costs	$318

The variable lease costs for the year ended December 31, 2021 include common area maintenance and other operating charges associated with the Company’s lease of its principal office facilities in Boston, MA. As the Company’s lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

As of December 31,
2021
Remaining lease term (in years)	0.5
Discount rate	7%

On July 19, 2021, the Company entered into a sublease (the “Sublease”) pursuant to which the Company leases additional office space in Boston, Massachusetts (the “Premises”). The term of the Sublease commenced on January 1, 2022 (the “Commencement Date”) and will end on December 31, 2026.

The Sublease provides that the initial base rent for the Premises is $66 per month, subject to upward adjustment of 2% each year starting on the first anniversary of the Commencement Date.  In addition to base rent, the Company is required to pay certain operating expenses and taxes associated with the Premises as well as certain utilities supplied to the Premises.

As of December 31, 2021, future minimum payments for operating leases are as follows:

2022	989
2023	805
2024	821
2025	838
2026	855
Total future minimum lease payments	$4,308

Rent expense recognized under all operating leases was $318, $303 and $305 for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company is required to maintain letters of credit for the duration of the office leases. The Company maintains bank deposits of $305, to collateralize the letters of credit which are classified as restricted cash and a long-term asset in the consolidated balance sheets as of December 31, 2021 and 2020.

License Agreement

Background

In December 2021, the Company entered into a license agreement with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) (the “Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir (the “Compound”).  Ruzasvir is the NS5A inhibitor the Company is developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, the Company obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize the Compound, or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (the “Field”).

In consideration for the rights the Company acquired under the Merck License Agreement, the Company paid Merck a non-refundable upfront payment in the amount of $25,000 in February 2022 and will be required to pay Merck milestone payments up to $135,000 in the aggregate upon its achievement of certain development and regulatory milestones and up to $300,000 in the aggregate upon its achievement of certain sales-based milestones.  Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product (or a Compound contained in such Product) and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial.

The Company recognized, as research and development expense, the $25,000 non-refundable upfront payment amount as a cost of the asset acquired in the year ended December 31, 2021 because the in-process research and development asset does not have an alternative future use.  The upfront payment, payable in February 2022, is included in accrued expenses as of December 31, 2021.

Contingent Consulting Fee

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

From time to time, the Company may receive indemnification claims under these contracts in the normal course of business. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount payable under these contracts since the Company has no history of prior indemnification claims and the unique facts and circumstances involved in each particular claim will be determinative.

8. Convertible Preferred Stock

As of December 31, 2021 the Company has 10,000,000 shares of preferred stock authorized.  No shares of preferred stock have been issued.

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

9. Common Stock

As of December 31, 2021, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,102,730 shares of common stock were issued and outstanding.

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

The Company had the following reserved shares of common stock:

	December 31, 2021	December 31, 2020
Outstanding options	10,516,972	7,917,783
Options available for future grant	7,963,829	7,059,000
Shares reserved under ESPP	1,187,000	1,187,000
	19,667,801	16,163,783

10. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”), which became effective in connection with the Company’s IPO. The 2020 Plan provides for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, members of the board of directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. In January 2021, the shares available under the plan were increased by 4,130,847 shares. As of December 31, 2021 there were 7,963,829 shares of common stock remaining available for future issuance under the 2020 Plan.  In January 2022, the shares available under the plan were increased by 4,155,136 shares

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (the “2013 Plan”), which provided for the grant of incentive stock options, non-qualified stock options, restricted common stock awards and other awards for up to 7,807,200 shares of common stock to employees, officers, directors and consultants of the Company. Upon the closing of the Company’s IPO the 2013 Plan was terminated and no further awards will be made under the 2013 Plan. Any cancellation of outstanding awards at the time of the Company’s IPO under the 2013 Plan will be made available for grant under the 2020 Plan.

 Restricted Common Stock

Restricted stock awards generally include vesting and risk of forfeiture provisions that lapse upon satisfaction of performance conditions or over time periods commencing on the grant date and concluding on the third or fourth anniversary of the grant date. As of December 31, 2021, there were no unvested shares of restricted stock.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective in connection with the Company’s IPO.  A total of 1,187,000 shares of common stock are reserved for issuance under this plan. As of December 31, 2021 the Company had not commenced any offering under the ESPP and no shares have been issued.

Stock Options

The following summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2021	7,917,783	$6.68	8.6	$277,894
Granted	3,561,295	$55.14
Exercised	(665,793)	$2.20
Cancelled	(296,313)	$24.64
Outstanding at December 31, 2021	10,516,972	$22.87	8.1	$31,239
Options exercisable at December 31, 2021	4,561,016	$11.33	7.2	$23,500
Vested or expected to vest at December 31, 2021	10,516,972	$22.87	8.1	$31,239

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of December 31, 2021, total unrecognized compensation expense related to stock option awards was $128,036, which amount is being recognized over a remaining weighted average period of 2.7 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2021, 2020 and 2019 was $39.10, $14.93 and $1.19, respectively. The fair value of each award was estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.80%	0.31 - 0.56%	1.61 - 2.02%
Expected term	5.99 years	6.25 years	5.52 - 10.0 years
Expected volatility	85.0%	80.0% - 91.7%	49.2% - 78.0%
Expected dividend yield	0%	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	For the Year Ended December 31,
	2021	2020	2019
Research and development expense	$18,127	$3,565	$255
General and administrative	21,494	3,892	369
Total stock-based compensation expense	$39,621	$7,457	$624

The components of stock-based compensation expense were:

	For the Year Ended December 31,
	2021	2020	2019
Restricted common stock	$—	$657	$—
Stock options	39,621	6,800	624
Total stock-based compensation expense	$39,621	$7,457	$624

11. Income Taxes

For the year ended December 31, 2021, the Company recorded a provision for income taxes for $17,400.  During the years ended December 31, 2020 and 2019, the Company did not record a current or deferred income tax expense or benefit.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	21.0%
State and local taxes	3.2	(2.6)	6.2
Research and development credits	(4.1)	12.5	0.9
Stock-based compensation	—	(13.6)	—
Foreign derived intangible income	(6.1)	—	—
Uncertain tax positions	4.3	—	—
Other	(1.4)	—	(0.5)
Change in valuation allowance	(4.4)	(17.3)	(27.6)
Total	12.5%	0.0%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2021	2020
Deferred tax assets (liabilities)
Net operating loss carryforwards	$—	$14,069
License agreement	6,261	—
Stock-based compensation	5,643	1,072
Research and development credits	—	1,791
Other	256	53
Prepaid expenses	(1,256)	—
Gross deferred tax assets (liabilities)	10,904	16,985
Less: valuation allowance	(10,904)	(16,985)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2021, the Company had federal net operating losses of $377 and state net operating loss carryforwards of $9, which may be used to offset future tax liabilities.  The federal net operating losses and research and development tax credits begin to expire in 2034.  The Company utilized net operating losses and research and development tax credit carryforwards of $52,820 and $665, respectively.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Based on the Company’s projected net operating losses for 2022 and beyond, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $10,904 at December 31, 2021. The Company recorded a net decrease of $6,081 to its valuation allowance for the year ended December 31, 2021 as a result of utilization of certain net operating loss and research and development credit carryforwards during 2021 and in order to maintain a full valuation allowance against its remaining deferred tax assets.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (the “IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.

The Company performed an analysis through December 31, 2020 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that ownership changes occurred in 2014, resulting in an annual limitation of $169 on the use of its net operating losses and other tax attributes generated prior to the ownership change. In addition, based on publicly available statements of acquisition of beneficial ownership, the Company identified an ownership change on December 31, 2021 which did not have an impact on the Company’s consolidated financial statements. The Company is in the process of completing a Section 382 study for the fiscal year 2021, the results of which could indicate that the ownership shift occurred prior to December 31, 2021. Should a shift have occurred prior to December 31, 2021, any resulting limitation is not expected to have a material impact on the Company’s consolidated financial statements. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, additional tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files federal and various state income tax returns. The statute of limitations for assessment by the Internal Revenue Service (the “IRS”), and state tax authorities remains open for all tax years ended since the inception of the Company. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. During the year ended December 31, 2021, the Company recorded an unrecognized tax benefit of $5,932 related to certain tax positions which is included in other liabilities in the consolidated balance sheet.  The Company did not have any unrecognized tax benefits prior to the year ended December 31, 2021.

12. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
	2021	2020	2019
Net income (loss)	$121,190	$(10,947)	$(14,034)
Weighted average common shares outstanding, basic	82,820,037	21,592,441	10,091,100
Dilutive effect of outstanding stock options	5,429,206	—	—
Weighted average common shares outstanding, diluted	88,249,243	21,592,441	10,091,100
Net income (loss) per share, basic	$1.46	$(0.51)	$(1.39)
Net income (loss) per share, diluted	$1.37	$(0.51)	$(1.39)

Stock options for the purchase of 3,661,548 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the year ended December 31, 2021 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period.

For the year ended December 31, 2020, options to purchase 7,917,783 shares of common stock have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

For the year ended December 31, 2019, 33,645,447 shares of convertible preferred stock, 3,911,633 options to purchase common stock and 200,000 shares of restricted stock have been excluded from the calculation of diluted net loss per share, as their effect is anti-dilutive.

13. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements.  Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the year ended December 31, 2021, the Company recognized expense of $272 relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors.  The agreement provides for an annual retainer of $110.  The Company recognized expense in the amount of $67 for the year ended December 31, 2021.

There were no other material transactions with related parties.