Form 10-Q
period 2022-03-31
Atea Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-39661

ATEA PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	46-0574869
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
225 Franklin Street, Suite 2100 Boston, MA	02110
(Address of principal executive offices)	(Zip Code)

(857) 284-8891

(Registrant’s telephone number, including area code)

125 Summer Street, Boston, MA 02110

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

As of May 5, 2022, the registrant had 83,257,591 shares of common stock, $0.001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. The principal risks and uncertainties affecting our business include the following:

•
There is significant uncertainty around our development of bemnifosbuvir as a potential treatment for COVID-19.
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
•
Our business is highly dependent on the success of our most advanced product candidates, including bemnifosbuvir. If we fail to successfully develop bemnifosbuvir for the treatment of COVID-19 or if our other product candidates for the treatment of hepatitis C ("HCV") or dengue fail in nonclinical or clinical development, or we are unable to obtain regulatory approval or successfully commercialize any of our product candidates, or are significantly delayed in doing so, our business will be harmed.
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
•
We intend to develop certain of our product candidates in combination with other therapies, which exposes us to additional risks.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$705,545	$764,375
Prepaid expenses and other current assets	7,687	8,028
Total current assets	713,232	772,403
Property and equipment, net	762	23
Restricted cash	305	305
Operating lease right-of-use assets, net	2,890	161
Total assets	$717,189	$772,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,657	$4,534
Accrued expenses and other current liabilities	24,840	52,152
Current portion of operating lease liabilities	113	197
Total current liabilities	28,610	56,883
Operating lease liabilities	2,763	—
Income taxes payable	5,932	5,932
Total liabilities	37,305	62,815
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022, and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 83,257,591 and 83,102,730 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	83	83
Additional paid-in capital	665,848	653,964
Retained earnings	13,953	56,030
Total stockholders’ equity	679,884	710,077
Total liabilities and stockholders’ equity	$717,189	$772,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$—	$65,985
Operating expenses
Research and development	29,633	26,571
General and administrative	12,542	8,759
Total operating expenses	42,175	35,330
Income (loss) from operations	(42,175)	30,655
Interest income and other, net	98	58
Income (loss) before income taxes	(42,077)	30,713
Income tax expense	—	—
Net income (loss) and comprehensive income (loss)	$(42,077)	$30,713
Net income (loss) per share attributable to common stockholders
Basic	$(0.51)	$0.37
Diluted	$(0.51)	$0.34
Weighted-average common shares outstanding
Basic	83,176,408	82,577,836
Diluted	83,176,408	89,099,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$56,030	$710,077
Issuance of common stock upon exercise of stock options	154,861	—	223	—	223
Stock-based compensation expense	—	—	11,661	—	11,661
Net income (loss)	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	$83	$665,848	$13,953	$679,884

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	82,436,937	$82	$612,879	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options	300,000	1	470	—	471
Stock-based compensation expense	—	—	7,273	—	7,273
Net income (loss)	—	—	—	30,713	30,713
Balance—March 31, 2021	82,736,937	$83	$620,622	$(34,447)	$586,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(42,077)	$30,713
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	11,661	7,273
Non-cash lease expense	16	—
Depreciation and amortization expense	7	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	275	1,151
Other assets	—	(356)
Accounts payable	(877)	3,732
Accrued expenses and other liabilities	(28,014)	6,628
Deferred revenue	—	(65,985)
Net cash used in operating activities	(59,009)	(16,837)
Cash flows from investing activities
Additions to property and equipment	(44)	—
Net cash used in investing activities	(44)	—
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	223	471
Net cash provided by financing activities	223	471
Net increase (decrease) in cash, cash equivalents and restricted cash	(58,830)	(16,366)
Cash, cash equivalents and restricted cash at the beginning of period	764,680	850,224
Cash, cash equivalents and restricted cash at the end of period	$705,850	$833,858
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$705,545	$833,751
Restricted cash	305	107
Total cash, cash equivalents and restricted cash	$705,850	$833,858

Supplemental cash flow information:
Property and equipment purchases unpaid at period end	$702	$—
Right of use assets obtained in exchange for operating lease liabilities	$2,938	$—

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

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections.

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company believes that its cash and cash equivalents of $705,545 as of March 31, 2022 will be sufficient to fund its operations as currently planned through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2022.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim period.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of accrued research and development expenses, valuation of stock-based awards, valuation of operating lease right-of-use assets and lease liabilities and income taxes. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Significant Accounting Policies

There were no changes in the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022.

Reclassification

Certain items in the prior year’s condensed consolidated financial statements have been reclassified to conform to the current presentation.

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

3. Collaboration Revenue

Background

In October 2020, the Company entered into a License Agreement (the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which the Company granted an exclusive license for certain development and commercialization rights related to bemnifosbuvir outside of the United States (other than for certain HCV uses) to Roche.

On November 12, 2021, Roche provided the Company with a notice of termination of the Roche License Agreement. Under the terms of the Roche License Agreement, the termination was effective in February 2022. Upon termination, the rights and licenses granted by the Company to Roche under the Roche License Agreement were returned to the Company, resulting in the Company having all rights to continue the clinical development and future commercialization of bemnifosbuvir worldwide. Global development plan activities and related cost sharing between the parties continued through the effective date of the termination.

The Company concluded that the notice of termination represented a contract modification for accounting purposes. The Company further concluded that upon receipt of the notice of termination, all of the Company's performance obligations had been completely satisfied. As a result, the Company recognized all remaining deferred revenue as collaboration revenue within the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2021.

The Company classified all revenues recognized under the Roche License Agreement as collaboration revenue within the accompanying consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2021, the Company recognized collaboration revenue of $65,985 related to the Roche License Agreement.

The activities to complete the global development plan were accounted for under ASC 808. Expenses incurred and reimbursements made or received from Roche were accounted for pursuant to ASC 730, Research and Development. As such, the Company was expensing costs as incurred, including any reimbursements made to Roche, and recognizing reimbursement received from Roche as a reduction of research and development expense through the effective date of the termination.

For the three months ended March 31, 2022 and 2021, costs reimbursable by Roche, which are reflected as a reduction to operating expenses were $845 and $3,419, respectively. The Company recorded research and development expense of $9,578 and $14,517 during the three months ended March 31, 2022 and 2021, respectively, related to its share of costs incurred by Roche. As of March 31, 2022 and December 31, 2021, the Company recorded accrued expenses of $8,733 and $10,417, respectively, related to amounts payable to Roche pursuant to the cost share agreement.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$656,853	$—	$—	$656,853
Total cash equivalents	$656,853	$—	$—	$656,853

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$731,767	$—	$—	$731,767
Total cash equivalents	$731,767	$—	$—	$731,767

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2022 and 2021.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2022	December 31, 2021
Research and development, including manufacturing and clinical expenditures	$17,280	$18,080
License fee	-	25,000
Income taxes	2,572	2,572
Payroll and payroll related	1,914	4,209
Professional fees and other	3,074	2,291
Total accrued expenses and other current liabilities	$24,840	$52,152

6. Common Stock

At March 31, 2022, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,257,591 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (the “2020 Plan”). The 2020 Plan provided for the initial issuance of up to 7,924,000 shares of common stock and for grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares of common stock as is determined by the board of directors. In January 2022 and 2021, the shares of common stock available for issuance under the 2020 Plan were increased by 4,155,136 and 4,130,847 shares, respectively.

The 2020 Plan replaced and is the successor of the 2013 Equity Incentive Plan, as amended (the “2013 Plan”). Any cancellation of outstanding option awards to purchase up to 5,982,266 shares of common stock under the 2013 Plan will be made available for grant under 2020 Plan.

As of March 31, 2022 there were 8,373,712 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three months ended March 31, 2022 and 2021, the Company granted 2,900,833 and 2,212,250 options, respectively, to employees with an aggregate grant date fair market value of $14,811 and $112,471, respectively.

Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 182,350 restricted stock units, to employees with an aggregate grant date fair market value of $1,302. No restricted units were granted during the three months ended March 31, 2021. The restricted stock unit awards vest in three annual installments, the first of which will occur on January 31, 2023.

Performance-based Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 742,070 performance-based restricted stock units, to employees with an aggregate grant date fair market value of $5,298. No performance-based restricted stock units were granted during the three months ended March 31, 2021. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to complete up to six defined performance metrics. The percentage of awards eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$11,591	$7,273
Restricted stock units	70	—
Performance-based stock units	—	—
Total stock-based compensation expense	$11,661	$7,273

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2022	2021
Research and development expense	$5,428	$3,198
General and administrative	6,233	4,075
Total stock-based compensation expense	$11,661	$7,273

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(42,077)	$30,713
Weighted average common shares outstanding, basic	83,176,408	82,577,836
Dilutive effect of outstanding stock options	—	6,521,239
Weighted average common shares outstanding, diluted	83,176,408	89,099,075
Net income (loss) per share, basic	$(0.51)	$0.37
Net income (loss) per share, diluted	$(0.51)	$0.34

Stock options for the purchase of 13,182,944 weighted average shares were excluded from the computation of the net loss per share attributable to common stockholders for the three months ended March 31, 2022 due to net loss during the period as their effect is anti-dilutive. Stock options for the purchase of 1,532,944 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three months ended March 31, 2021 because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period.

9. Leases

The Company’s building leases are comprised of office space under non-cancelable operating leases. As of March 31, 2022, the Company’s principal office was located at 125 Summer Street in Boston, Massachusetts pursuant to a lease that expires in July 2022. In July 2021, the Company entered into a lease agreement pursuant to which the Company leased additional office space in Boston, Massachusetts at 225 Franklin Street (the "225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The leases do not contain any options for renewal or extension. The Company began to occupy the additional space in April 2022.

In connection with the 225 Lease commencement, the Company recorded a right-of-use asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

Future minimum payments under the Company’s operating leases as of March 31, 2022 were as follows:

As of March 31,
2022
2022	$706
2023	805
2024	821
2025	838
2026	855
Total lease payments	4,025
Less amount representing implied interest	(272)
Less amount representing tenant improvement allowance	(877)
Total lease liability	$2,876
Current portion of operating lease liabilities	$113
Noncurrent portion of operating lease liabilities	$2,763

For the three months ended March 31, 2022 and 2021, the Company recorded operating lease costs of $232 and $76, respectively relating to its operating lease agreements.

The 225 Lease includes a leasehold improvement allowance of $877 for certain improvements the Company is constructing in the space. The Company has not received or recorded any amounts related to the improvement allowance as of March 31, 2022.

10. Income Taxes

The Company recorded no provision for federal or state income taxes for the three months ended March 31, 2022 and 2021, respectively. The Company maintained a full valuation allowance for the three months ended March 31, 2022 and 2021 due to uncertainty regarding ability to utilize deferred tax assets.

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

12. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of each participant’s eligible compensation. During the three months ended

March 31, 2022 and 2021 the Company recognized expense of $240 and $0 relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110; the Company recognized expense in connection with the consulting agreement in the amount of $27 and $0, respectively, for the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, dated December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a clinical stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections. Leveraging our deep understanding of antiviral drug development, nucleos(t)ide biology, and medicinal chemistry, we have built a proprietary purine nucleos(t)ide prodrug platform to develop novel product candidates to treat single stranded ribonucleic acid viruses, which are a prevalent cause of severe viral diseases. Currently, we are focused on the development of orally available, potent, and selective nucleos(t)ide prodrugs for difficult to treat, life-threatening viral infections, including SARS-CoV-2, the virus that causes COVID-19, dengue virus, chronic hepatitis C infection (“HCV”), and respiratory syncytial virus (“RSV”).

COVID 19 – Bemnifosubvir

Our most advanced product candidate for the treatment of COVID-19 is an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor. Bemnifosbuvir has a unique dual mechanism of action at both the RNA-dependent RNA polymerase (RdRp) and NiRAN active sites on the highly conserved SARS-CoV-2 RNA polymerase.

Topline Efficacy Results from the MORNINGSKY Trial: In a topline analysis of data from the MORNINGSKY trial, the primary endpoint, time to symptom alleviation, was not achieved. However, a 71% reduction in hospitalization (2.9% versus 10%) was observed (p=0.047, unadjusted, exploratory) in the bemnifosbuvir arm (n=137) versus placebo (n=70). There were no deaths in the trial.

The study enrolled a broad patient population of whom approximately 50% were high risk; 50% were standard risk; 28% of patients were vaccinated; and 56% were seropositive at baseline. Consistent with previous studies, bemnifosbuvir was generally well tolerated. Adverse events leading to treatment discontinuation were 3% for bemnifosbuvir versus 7% for placebo and there were no gastrointestinal-related events leading to treatment discontinuation.

MORNINGSKY was a randomized, double-blind, multi-center, placebo-controlled Phase 3 trial designed to evaluate the antiviral activity, safety and pharmacokinetics of bemnifosbuvir in up to 1,400 patients randomized 2:1 to receive bemnifosbuvir 550 mg twice-daily (BID) or placebo in an outpatient setting. The study was closed out early in December 2021 having enrolled and treated 216 patients of which 207 were evaluable for efficacy. Atea plans to present the full results of this study at an upcoming scientific meeting.

Final Analysis from Phase 2 Hospitalized Study in High-Risk Patients with COVID-19: Final clinical efficacy results from the Phase 2 hospitalized study in high-risk patients with COVID-19 (n=83) suggest potential clinical benefits. The overall rate of disease progression was low, which had an impact on the ability to assess the primary endpoint of progression of respiratory insufficiency (PRI) rate, showing a 7.5% PRI rate for bemnifosbuvir versus a 10% PRI rate for placebo (primary endpoint). There were three deaths in the study, no deaths reported with patients treated with bemnifosbuvir versus three deaths with placebo (secondary endpoint).

Final virology results in 83 patients (secondary endpoint) were consistent with previously reported interim data of 62 evaluable patients from this study. Bemnifosbuvir was generally well tolerated with no drug related serious adverse events and no adverse events leading to treatment discontinuation were observed. The sample size evaluated was insufficient for statistical comparisons.

The global Phase 2 trial was a randomized, double-blind, placebo-controlled, multi-center study to evaluate bemnifosbuvir in patients with moderate COVID-19 in the hospital setting. The key inclusion criteria for this study were adult patients over 18 years and older with risk factors such as obesity, diabetes and hypertension. Study objectives were to assess safety, tolerability, and clinical and antiviral efficacy. Patients in Cohort A were randomized within five days of symptom onset to receive either bemnifosbuvir 550 mg BID or placebo and were dosed for five days. An additional cohort evaluating bemnifosbuvir 1100 mg BID versus placebo enrolled a very small number of patients prior to closing out early due to the evolving nature of the standard of care in the hospital setting.

Next Steps for Bemnifosbuvir Clinical Development for COVID-19: In light of the new MORNINGSKY outpatient and Phase 2 hospitalized data for bemnifosbuvir, we are pursuing interactions with regulatory authorities to review the data package and to discuss the next steps in our clinical development program for COVID-19.

HCV – Bemnifosbuvir in combination with ruzasvir

For the treatment of chronic HCV infection, we are advancing a novel combination of bemnifosbuvir and ruzasvir, an investigational nonstructural protein 5A (“NS5A”) inhibitor that we exclusively in-licensed from Merck in December 2021. As single agents, both bemnifosbuvir and ruzasvir have demonstrated potent pan-genotypic antiviral activity against HCV. We are currently manufacturing clinical trial supplies of ruzasvir and are evaluating clinical trial designs for a Phase 2 combination study of bemnifosbuvir and ruzasvir.

Dengue – AT-752

Dengue is a mosquito-borne viral infection that infects up to 400 million people worldwide a year, causing substantial public health and economic burden. Currently there are no antiviral therapies approved by either the U.S. Food and Drug Administration (“FDA”) or the European Commission. To address this unmet medical need, we are developing AT-752, an oral, purine nucleotide prodrug product candidate for the treatment of dengue. AT-752 targets the inhibition of the dengue viral polymerase and, in preclinical studies, the drug candidate showed potent in vitro activity against all dengue serotypes tested, as well as potent in vivo antiviral activity in small animal models.

We have initiated the global Phase 2 DEFEND-2 (DEngue Fever END) study of AT-752 for the treatment of dengue. The randomized, double-blind, placebo-controlled study will evaluate multiple doses of AT-752 and enroll up to 60 adult patients infected with dengue. The primary objective of the study is to evaluate antiviral activity, with change from baseline in dengue virus (DENV) viral load as the primary endpoint [DENV RNA by reverse transcription-polymerase chain reaction (RT-PCR)].

In addition to the DEFEND-2 study, we have initiated a dengue human challenge trial. This trial, which is being conducted exclusively in the United States, is designed to evaluate the effect of AT-752 in healthy volunteers who are challenged with an attenuated DENV-1 virus strain after receiving AT-752 or placebo.

Roche collaboration

In October 2020, we entered into a License Agreement (the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted an exclusive license for certain development and commercialization rights related to bemnifosbuvir outside of the United States (other than for certain HCV uses) to Roche. As partial consideration, Roche paid us an upfront payment of $350.0 million which was received in November 2020. Additionally, upon realization of a development milestone in June 2021, we received an additional $50.0 million from Roche.

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

Financial Operations Overview

As of March 31, 2022, we had cash and cash equivalents of $705.5 million. Net cash used in operating activities was $59.0 million for the three months ended March 31, 2022.

We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2025.

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

As we continue to advance our programs, we expect to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue clinical development of bemnifosbuvir for the treatment of COVID-19;
•
continue clinical development of AT-752 for the treatment of dengue;
•
initiate clinical development of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
continue discovery and IND-enabling activities in anticipation of a nominating a product candidate for the treatment of RSV;
•
maintain, expand, protect and enforce our intellectual property portfolio;
•
hire additional research, development and administrative personnel; and
•
establish commercialization capabilities if we are successful in developing our product candidates.

Components of Results of Operations

Revenue

To date, we have not generated any revenue from product sales. Our revenue has been collaboration revenue solely derived from the Roche License Agreement, which was terminated in February 2022. If our development efforts for our product candidates are successful and result in commercialization, we may generate additional revenue in the future from a combination of product sales or payments from collaboration or license agreements that we may enter into with third parties.

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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses are recorded in research and development expenses. While these costs represented a material portion of our total expenses through March 31, 2022 we do not expect such costs to be a material portion of our global expenses in the future.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
COVID-19 external costs	$13,331	$18,113
Dengue external costs	3,227	1,279
HCV external costs	1,424	15
RSV external costs	537	396
Internal research and development costs	11,114	6,768
Total research and development costs	$29,633	$26,571

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$65,985	$(65,985)
Operating expenses:
Research and development	29,633	26,571	3,062
General and administrative	12,542	8,759	3,783
Total operating expenses	42,175	35,330	6,845
Income (loss) from operations	(42,175)	30,655	(72,830)
Interest income and other, net	98	58	40
Income (loss) before income taxes	(42,077)	30,713	(72,790)
Income tax expense	—	—	—
Net income (loss) and comprehensive income (loss)	$(42,077)	$30,713	$(72,790)

Revenue

Collaboration revenue for the three months ended March 31, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, following receipt in November 2021 of the notice from Roche terminating the agreement, the Company recognized all remaining revenue and consequently we had no collaboration revenue for the three months ended March 31, 2022.

Research and Development Expenses

Research and development expenses increased by $3.1 million from $26.6 million for the three months ended March 31, 2021 to $29.7 million for the three months ended March 31, 2022. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates, including $9.6 million and $14.5 million for the three months ended March 31, 2022 and 2021, respectively, related to our share of costs incurred by Roche. In addition, increase in internal spend consists primarily of salaries and bonuses, benefits and stock-based compensation expense of $2.2 million for our research and product development employees and consulting fees and other research and development expenses. Research and development expenses include a reduction of $0.9 million and $3.4 million, respectively, representing Roche’s share of certain expenses we incurred that are subject to ASC 808 as discussed in Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses increased by $3.7 million from $8.8 million for the three months ended March 31, 2021 to $12.5 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase in payroll and personnel-related expenses of $2.4 million, including salaries, benefits and stock-based compensation expense of $2.1 million and an increase in other general and administrative expenses of $0.8 million.

Interest Income and Other, Net

Interest income and other, net, remained substantially consistent during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Income Tax Expense

Income tax expense was $0 for the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2022, we had cash and cash equivalents of $705.5 million. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2025.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur increased expenditures for the foreseeable future, and we expect our expenses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we may incur additional general and administrative costs as we continue to operate as a public company.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(59,009)	$(16,837)
Investing activities	(44)	—
Financing activities	223	471
Net increase (decrease) in cash, cash equivalents and restricted cash	$(58,830)	$(16,366)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $59.0 million. Cash used in operating activities was primarily due to net loss of $42.1 million partially offset by stock-based compensation of $11.7 million, a decrease in accounts payable and accrued expenses of $28.9 million and a decrease in prepaid and other current assets of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $16.8 million. Cash used in operating activities was primarily due to research and development expenses of $26.6 million and general and administrative expenses of $8.8 million, partially offset by stock-based compensation of $7.3 million, an increase in accounts payable and accrued expenses of $10.4 million, an increase in other assets of $0.3 million and a decrease in prepaid expenses of $1.2 million. The Company recognized revenue of $66.0 million for the three months ended March 31, 2021. The revenue recognized did not have an impact on net cash used in operating activities as this amount was previously included in deferred revenue as of December 31, 2020.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 was less than $0.1 million and consisted of purchases of fixed assets. There were no cash flows from investing activities for the three months ended March 31, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively, and consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three months ended March 31, 2022 there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2022, we had cash and cash equivalents of $705.5 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to COVID-19

There is significant uncertainty around our development of bemnifosbuvir as a potential treatment for COVID-19.

Our development of bemnifosbuvir for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of bemnifosbuvir as a potential treatment for COVID-19. In October 2020, we entered into a license agreement (as amended, the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the United States (other than for certain HCV uses). Together with Roche, in April 2021, we initiated a randomized, double blind, multi-center, placebo-controlled Phase 3 clinical trial to study bemnifosbuvir in adult and adolescent patients with mild or moderate COVID-19 in the outpatient setting (“MORNINGSKY”) and we subsequently initiated a Phase 3 six month follow-up study (“MEADOWSPRING”) to assess the impact of bemnifosbuvir treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY. The Phase 3 clinical trials were begun while two Phase 2 clinical trials evaluating bemnifosbuvir in patients with COVID1-19 were ongoing. One of these Phase 2 clinical trials enrolled hospitalized patients and the other Phase 2 clinical trial (MOONSOONG) enrolled outpatients. In October 2021, we, together with Roche, completed MOOONSONG, and we announced that we did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two-thirds of enrolled patients were low-risk with mild symptoms. In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021 due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, we determined to discontinue each of the phase 3 MORNINGSKY and MEADOWSPRING clinical trials. We did not enroll a sufficient number of patients in either study to conduct prespecified statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.

In May 2022, we reported topline results from the MORNINGSKY trial and the final analysis of data from the Phase 2 clinical trial in high-risk hospitalized patients.

In the topline analysis of data from the MORNINGSKY trial, the primary endpoint, time to symptom alleviation, was not achieved. However, a 71% reduction in hospitalization (2.9% versus 10%) was observed (p=0.047, unadjusted, exploratory) in the bemnifosbuvir arm (n=137) versus placebo (n=70). There were no deaths in the MORNINGSKY trial.

Final clinical results from the Phase 2 study in high-risk hospitalized patients (n=83) suggest potential clinical benefits. The overall rate of disease progression was low, which had an impact on the ability to assess the primary endpoint of progression of respiratory insufficiency (PRI) rate, showing a 7.5% PRI rate for bemnifosbuvir 550 mg BID versus a 10% PRI rate for placebo (primary endpoint). There were three deaths in the study, no deaths were reported with patients treated with bemnifosbuvir versus three deaths reported with placebo. Final virology results (secondary endpoint) were consistent with previously reported interim data from this study. Bemnifosbuvir was generally well tolerated with no drug related serious adverse events and no adverse events leading to treatment discontinuation.

Given these results, we are currently evaluating the pathway for development of bemnifosbuvir for the treatment of COVID-19 and may determine to pursue either or both of a mono- and combination therapy strategy. We do not know if either of these approaches will be successful. In addition, clinical trials evaluating combination regimens will be subject to additional risks, including the potential requirement to sufficiently demonstrate the effect, if any, of each constituent component of the combination regimen to the satisfaction of the United States Food and Drug Administration (“FDA”) or other regulatory authorities.

We have not acquired or developed any agents that may be combined with bemnifosbuvir in a combination therapy. We have begun to internally develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir. These efforts are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts may be permitted to enter clinical development. Alternatively, we may in-license or acquire the rights to develop and commercialize a protease inhibitor drug candidate from a third party. Proposing, negotiating and implementing acquisition or in-license of a protease inhibitor or any other product candidate that may be combined with bemnifosbuvir may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of such product candidates. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, if at all

We have committed and plan to continue to commit significant financial and personnel resources to the development of bemnifosbuvir as either or both of a mono- and combination therapy (together, a “bemnifosbuvir COV19 product candidate”) as a potential treatment for COVID-19. If we are unable to successfully develop a bemnifosbuvir COV19 product candidate for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing a bemnifosbuvir COV19 product candidate as a potential treatment for COVID-19, which could have a material adverse impact on our business. If we are able to initiate clinical development of the bemnifosbuvir COV19 product and the data from our clinical trials are not supportive of further development or commercialization of such bemnifosbuvir COV19 product candidate as a treatment for COVID-19, or the investor community otherwise has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while we believe there is currently an urgent need for treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided. If the pandemic were to dissipate, whether due to a significant decrease in the number or severity of new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business could be adversely impacted.

A bemnifosbuvir COV19 product candidate, even if successfully developed and approved, may face significant competition from other treatments and vaccines for COVID-19 which have been authorized or approved for use or are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in November 2021, molnupiravir, an orally administered direct-acting antiviral, being developed by Merck and Ridgeback Biotherapeutics (“Ridgeback”) for the treatment of adults with mild to moderate COVID-19 in the outpatient setting received conditional marketing authorization for use from the health authorities in the United Kingdom. In December 2021, the FDA issued an emergency use authorization for molnupiravir for the treatment of mild-to-moderate COVID-19 in certain adults who are at high-risk for progression to severe COVID-19, including hospitalization or death. Merck and Ridgeback are currently seeking similar authorizations from numerous other global health authorities. In December 2021, the FDA issued an emergency use authorization for Paxlovid, an orally administered direct-acting antiviral being developed by Pfizer Inc. (“Pfizer”) consisting of nirmatrelvir, a protease inhibitor, and ritonavir, for the treatment of adults with mild to moderate COVID-19 in the outpatient setting. In January 2022, the European Medicines Agency recommended conditional marketing authorization for Paxlovid. Other products for the treatment of COVID-19 are currently authorized for use or approved by health regulatory authorities in numerous countries throughout the world. These products include the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and sotrovimab, a monoclonal antibody for the treatment of high risk adults and adolescents with mild to moderate COVID-19 for which VIR Biotechnology, Inc. and GlaxoSmithKline have received emergency use authorization from the FDA. In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been authorized by the FDA. In August 2021, the FDA approved vaccines from Pfizer and BioNTech and Moderna, Inc. (“Moderna”), each of which were found to be more than 90% effective in preventing COVID-19 during clinical trials. In addition, in February 2021, the FDA granted emergency use authorization to a vaccine developed by Janssen Pharmaceutical Company (“Janssen”). Each of Pfizer and BioNTech, Moderna and Janssen have also created, developed and received regulatory authorization in a number of jurisdictions for the use of vaccine “boosters,” which are intended to extend the immunizing effect initiated with the administration of the initial vaccine regimen. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If we are unable to develop a treatment that can be distinguished based on efficacy, safety, cost or other factors from the growing number of treatments for COVID-19 or if any treatment becomes the standard of care, can be administered at a lower cost, or is more successful at commercializing an approved treatment, we may not be able to successfully commercialize a bemnifosbuvir COV19 product for the treatment of COVID-19, even if approved, or compete with other treatments or vaccines, which would adversely impact our business and operations.

The COVID-19 pandemic may materially and adversely affect our business and financial results.

The global emergence of variants and subvariants of SARS-CoV-2, including the Delta and Omicron variant and subvariants such as BA.2 and BA.2.12.1 and more recently BA.4 and BA.5, has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. In the United States, travel bans and government stay-at-home orders in response to the initial outbreak caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, contributed to an economic downturn in the United States. Future resurgences in cases may result in renewal of measures, now being increasingly relaxed, intended to reduce the spread of COVID-19. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. At times during the pandemic, these measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial in patients with hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted.

The impact to our operations due to elongation of the COVID-19 pandemic could be severe and could negatively affect our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our clinical trial timelines, our ability to enroll subjects for clinical trials and obtain materials that are required for the manufacture of our product candidates, and our ability to raise capital.

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

We are a clinical-stage biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to complete any late-stage or pivotal clinical trials, obtain marketing approval, manufacture a product at commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or arrange for third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, due to changes in the COVID-19 landscape, we discontinued our Phase 3 MORNINGSKY trial in 2021. As we undertake additional development of a bemnifosbuvir COV19 product candidate, particularly if we advance a combination product, we may be required to conduct earlier-stage trials before we can advance to any late- or pivotal-stage clinical trials, and therefore will require additional time and resources, including the resources required to discover or acquire a product or product candidate that we can evaluate in combination with bemnifosbuvir. If we successfully develop and obtain approval of any product candidate, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

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

Additionally, as a further result of the termination of the Roche License Agreement, we will not receive any other revenue from Roche beyond the upfront payment we received in 2020 and the milestone payment we received in 2021. Accordingly, you should not rely upon the results included in this report or any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we do not expect to maintain profitability in 2022 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the three months ended March 31, 2022 and the year ended December 31, 2021, our operating expenses were $42.2 million and $213.0 million, respectively. In 2021, as a result of the termination by Roche of the Roche License Agreement, which resulted in the recognition of revenue for accounting purposes associated with the deferred revenue balance associated with upfront payment and the milestone payment we received from Roche, we recorded operating income for the year ended December 31, 2021. We do not expect to maintain operating income in 2022 and for the foreseeable future.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities. We expect to continue to incur significant additional operating expenses and to incur operating losses in the remainder of 2022 and for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, discover or acquire and develop new product candidates, acquire or in-license a drug or drug candidate for our bemnifosbuvir COV19 product candidate, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the United States or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. Our expenses will also increase substantially if or as we:

•
initiate additional clinical trials of our most advanced product candidate, bemnifosbuvir, for the treatment of patients with COVID-19;
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

Since inception, we have incurred substantial operating expenses. We expect to continue to incur substantial expenses to continue the clinical development of bemnifosbuvir COV19 product candidate for the treatment of COVID-19, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue. Additionally, we expect to incur significant expenses in the future in connection with clinical trials for other product candidates and in our efforts to identify new product candidates, through internal discovery efforts or through acquisition or licensing.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

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

Due to the recognition of revenue for accounting purposes of certain payments we received under the terminated Roche License Agreement, we recognized operating income for the year ended December 31, 2021, however, our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. Other than from the Roche License Agreement, we have not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which may necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our clinical trials of bemnifosbuvir COV-19 product, bemnifosbuvir and ruzasvir, and AT-752, our preclinical studies and other future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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

We utilized federal and state net operating loss carryforwards (“NOLs”) of approximately $52.8 million and $52.6 million, respectively, during the year ending December 31, 2021. We utilized federal and state research and development credit carryforwards of $0.7 million and $0.3 million, respectively during the year ended December 31, 2021. As of March 31, 2022, we had federal NOLs of $0.4 million which may be available to offset future taxable income, if any.

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to identify and develop a bemnifosbuvir COV19 product for the treatment of COVID-19. If we are not successful in identifying and developing a bemnifosbuvir COV19 product candidate, our business will be harmed. Our business is also highly dependent on the success of our other most advanced product candidates, including the combination of bemnifosbuvir and rusazvir for the treatment of HCV, and AT-752 for the treatment of dengue, each of which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to identify and develop a bemnifosbuvir COV19 product candidate for the treatment of COVID-19 and to develop, obtain regulatory approval for and successfully commercialize the combination of bemnifosbuvir and rusazvir for the treatment of HCV and AT-752 for the treatment of dengue. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures will be devoted to identifying and developing a potential benmnifosbuvir COV19 product candidate for the treatment of COVID-19, which may require additional preclinical and clinical development and expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir. Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing the combination of bemnifosbuvir and rusazvir for the treatment of HCV and AT-752 for the treatment of dengue, each of which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. For example, a Phase 2 clinical trial evaluating bemnifosbuvir for the treatment of mild-to-moderate COVID-19 in outpatients failed to meet its primary endpoint in the overall study population. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product candidate.

If our competitors develop products to treat diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace. Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of our most advanced product candidates or in identifying and developing a bemnifosbuvir COV19 product candidate, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, changes in the standard of care for the treatment of COVID-19, which is rapidly evolving due to the mutation of the virus, rapidly increasing knowledge being obtained by healthcare providers, rates and durability of vaccines, and availability of an increasing number of therapeutic options, may impact the initiation or successful completion of clinical trials.

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

For the treatment of COVID-19, we are evaluating the development of a bemnifosbuvir COV19 product candidate. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of viral infections, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or biologics or for indications other than COVID-19. Developing combination therapies using approved therapeutics, as we may decide to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

For the treatment of HCV, we intend to evaluate bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly bemnifosbuvir COV19 product candidate for the treatment of COVID-19, bemnifosbuvir in combination with rusazvir for the treatment of HCV and AT-752 for the treatment of dengue, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of May 2022. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
•
the U.S. federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”) and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

In addition, from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision, and remains under review by the European Commission during this period. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

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

Significant competition exists from approved treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of treatments and, in some cases, vaccines for COVID-19, HCV, dengue and RSV. There are several vaccines approved or authorized for use for COVID-19 and there is an increasing number of therapeutics becoming available for the treatment of COVID-19 including two authorized oral antiviral therapies. There are also several drugs approved for the treatment of HCV, an approved vaccine for dengue and an approved drug for the treatment of RSV. Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

In addition, for at least as long as the public health emergency declared by the Secretary of HHS in March 2020 at the outset of the COVID-19 pandemic continues, we currently expect the U.S. federal government will be the primary and perhaps exclusive purchaser of therapeutics for the treatment of COVID-19. Even if we succeed in developing a bemnifosbuvir COV19 product candidate, we may not be able to compete effectively if such product does not satisfy government procurement requirements and our future results of operations may be adversely impacted if government procurement needs for such products decline due to over-saturated supply, reduced patient demand or reduced appropriations for such purchases.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials and preclinical and clinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts. For example, we have only recently begun to manufacture ruzasvir, the product candidate we licensed from Merck in December 2021. Until such time, if ever, as we have successfully manufactured a sufficient quantity of ruzasvir clinical trial material, we will be unable initiate patient enrollment in the planned HCV clinical trials of the combination of bemnifosbuvir and ruzasvir.

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

For example, in February 2022, the Roche License Agreement under which we granted to Roche an exclusive license related to bemnifosbuvir for certain development rights and commercialization rights outside of the United States terminated. As a result, substantially all activities that Roche was conducting in connection with the development and manufacture of bemnifosbuvir, including global manufacture of clinical trial material and certain operations necessary for the conduct of clinical trials, ceased. To the extent that such activities are necessary for the continued development of a bemnifosbuvir COV19 product candidate, we will be responsible for the conduct and costs of such activities.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating AT-511 (the free base of bemnifosbuvir), bemnifosbuvir, AT-281 (the free base of bemnifosbuvir), bemnifosbuvir and our in-licensed compound ruzasvir and their use or manufacture, or any of our other pipeline product candidates and any future product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to such product candidates.

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

Because our clinical candidates are pharmaceutical molecules reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the United States to the patent litigation process of the Hatch-Waxman Act, as currently amended, which allows a generic company to submit an Abbreviated New Drug Application, (“ANDA”) to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. We must respond to the Pre-Grant Opposition within three months, or by July 12, 2022. While we intend to vigorously defend our patent claims on AT-511 and its use to treat hepatitis C, we cannot guarantee that the Indian Patent Office will decide in our favor and allow our patent claims to grant. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore this proceeding may not be resolved for several years. Our patent application will not issue as a patent on AT-511 or its use to treat HCV in India unless and until this Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive a patent on AT-511 in India.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO, EPO and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various goivernmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay such fees due to non-U.S. patent agencies. While, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors or other third parties might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of May 5, 2022, we had 64 full-time employees. Our focus on the development of product candidates in three distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our executive management and directors. Due to the specialized knowledge each of our officers, directors and key employees possesses with respect to our product candidates and our operations, the loss of service of any of our officers or directors could delay or prevent the successful enrollment and completion of our clinical trials. We do not carry key person life insurance on any officers or directors. In general, the employment arrangements that we have with our executive officers do not prevent them from terminating their employment with us at any time.

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

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of March 31, 2022. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

Our stock price has been and is likely to remain volatile. Extreme fluctuations have occurred in our stock price with closing prices in 2021 ranging from a high of $88.44 on February 8, 2021 to a low of $7.67 on November 23, 2021 and in 2022 to a low of $5.50 on March 14, 2022.

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

We have incurred and may continue to incur increased costs as a result of operating as a public company, and our management has been and will continue to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we may incur significant legal, accounting and other expenses that we did not incur before we became a public company in October 2020. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting in our Annual Report on Form 10-K. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. At such time, our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. We may discover significant deficiencies or material weaknesses in our internal control over financial reporting, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any significant deficiencies or material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for the year ending December 31, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

ATEA PHARMACEUTICALS, INC.

Date: May 10, 2022	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 10, 2022	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)