Form 10-Q
period 2022-06-30
Atea Pharmaceuticals, Inc.
filed 2022-08-08
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 83,258,603 shares of common stock, $0.001 par value per share, outstanding.

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
•
the potential of bemnifosbuvir to retain antiviral activity against circulating COVID-19 variants of concern and to treat COVID-19;
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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors.” You should read these Risk Factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The Risk Factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not rely on these forward-looking statements as predictions of future events. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

As used in this Quarterly Report on Form 10-Q, unless otherwise specified or the context otherwise requires, the terms “we,” “our,” “us,” and the “Company” refer to Atea Pharmaceuticals, Inc. and its subsidiary. All brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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
•
We may expend resources in anticipation of potential clinical trials and commercialization of bemnifosbuvir, which we may not be able to recover if bemnifosbuvir is not approved for the treatment of COVID-19, we are not successful at commercializing bemnifosbuvir or bemnifosbuvir is rendered inferior or obsolete due to rapid changes in COVID -19 epidemiology as a result of the emergence of new SARS-CoV-2 variants or subvariants.
•
The market for new therapeutics for the treatment of COVID-19 may be reduced, perhaps significantly, if vaccines and current therapeutics remain effective in minimizing serious consequences of the disease.
•
Bemnifosbuvir will face significant competition from other treatments for COVID-19 that are currently marketed or are in development.
•
The COVID-19 pandemic and future variant fueled pandemic surges may materially and adversely affect our business opportunities, clinical trials and financial results.
•
We have a limited operating history and no organizational history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.
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
•
Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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
•
If our information systems, or those maintained on our behalf, fail or suffer security breaches, such events could result in, without limitation, the following: a significant disruption of our product development programs; an inability to operate our business effectively; unauthorized access to or disclosure of the personal information we process; and other adverse effects on our business, financial condition, results of operations and prospects.
•
We could be subject to securities class action litigation.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$684,480	$764,375
Prepaid expenses and other current assets	4,971	8,028
Total current assets	689,451	772,403
Property and equipment, net	1,896	23
Restricted cash	305	305
Operating lease right-of-use assets, net	2,686	161
Total assets	$694,338	$772,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,885	$4,534
Accrued expenses and other current liabilities	10,492	52,152
Current portion of operating lease liabilities	730	197
Total current liabilities	25,107	56,883
Operating lease liabilities	2,766	—
Income taxes payable	6,008	5,932
Total liabilities	33,881	62,815
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022, and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 83,257,591 and 83,102,730 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	83	83
Additional paid-in capital	677,756	653,964
Retained earnings (accumulated deficit)	(17,382)	56,030
Total stockholders’ equity	660,457	710,077
Total liabilities and stockholders’ equity	$694,338	$772,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$60,391	$—	$126,376
Operating expenses
Research and development	19,858	39,803	49,491	66,375
General and administrative	12,437	11,901	24,979	20,658
Total operating expenses	32,295	51,704	74,470	87,033
Income (loss) from operations	(32,295)	8,687	(74,470)	39,343
Interest income and other, net	1,080	52	1,178	109
Income (loss) before income taxes	(31,215)	8,739	(73,292)	39,452
Income tax expense	(120)	(7,200)	(120)	(7,200)
Net income (loss) and comprehensive income (loss)	$(31,335)	$1,539	$(73,412)	$32,252
Net income (loss) per share attributable to common stockholders
Basic	$(0.38)	$0.02	$(0.88)	$0.39
Diluted	$(0.38)	$0.02	$(0.88)	$0.36
Weighted-average common shares outstanding
Basic	83,257,591	82,743,530	83,217,223	82,662,019
Diluted	83,257,591	88,091,384	83,217,223	88,683,767

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$56,030	$710,077
Issuance of common stock upon exercise of stock options	154,861	—	223	—	223
Stock-based compensation expense	—	—	11,661	—	11,661
Net income (loss)	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	$83	$665,848	$13,953	$679,884
Stock-based compensation expense	—	—	11,908	—	11,908
Net income (loss)	—	—	—	(31,335)	(31,335)
Balance—June 30, 2022	83,257,591	$83	$677,756	$(17,382)	$660,457

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	82,436,937	$82	$612,879	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options	300,000	1	470	—	471
Stock-based compensation expense	—	—	7,273	—	7,273
Net income (loss)	—	—	—	30,713	30,713
Balance—March 31, 2021	82,736,937	83	620,622	(34,447)	586,258
Issuance of common stock upon exercise of stock options	40,000	—	57	—	57
Stock-based compensation expense	—	—	10,007	—	10,007
Net income (loss)	—	—	—	1,539	1,539
Balance—June 30, 2021	82,776,937	$83	$630,686	$(32,908)	$597,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(73,412)	$32,252
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	23,569	17,280
Depreciation and amortization expense	50	15
Changes in operating assets and liabilities:
Accounts receivable	—	(50,000)
Prepaid expenses and other current assets	2,991	2,895
Other assets	—	(293)
Accounts payable	9,351	16,456
Accrued expenses and other liabilities	(41,584)	23,586
Deferred revenue	—	(76,376)
Operating lease liabilities	840	—
Net cash used in operating activities	(78,195)	(34,185)
Cash flows from investing activities
Additions to property and equipment	(1,923)	—
Net cash used in investing activities	(1,923)	—
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	223	528
Net cash provided by financing activities	223	528
Net decrease in cash, cash equivalents and restricted cash	(79,895)	(33,657)
Cash, cash equivalents and restricted cash at the beginning of period	764,680	850,224
Cash, cash equivalents and restricted cash at the end of period	$684,785	$816,567
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$684,480	$816,460
Restricted cash	305	107
Total cash, cash equivalents and restricted cash	$684,785	$816,567

Supplemental cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$2,938	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business

Background

Atea Pharmaceuticals, Inc., together with its subsidiary, Atea Pharmaceuticals Securities Corporation, is referred to on a consolidated basis as “the Company”.

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company believes that its cash and cash equivalents of $684,480 as of June 30, 2022 will be sufficient to fund its operations as currently planned through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

In November 2021, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jeffries LLC (“Jeffries”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jeffries a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of June 30, 2022, no shares have been issued under the Sales Agreement.

The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. In addition, market volatility, inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim period.

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

Prior to receipt of the termination notice, the Company classified all revenues recognized under the Roche License Agreement as collaboration revenue within the accompanying consolidated statements of operations and comprehensive income (loss). For the three and six months ended June 30, 2021, the Company recognized collaboration revenue of $60,391 and $126,376, respectively, related to the Roche License Agreement.

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

For the three and six months ended June 30, 2022, costs reimbursable by Roche, which are reflected as a reduction to operating expenses were $0 and $845, respectively. For the three and six months ended June 30, 2021, costs reimbursable by Roche, which are reflected as a reduction to operating expenses, were $2,478 and $5,897, respectively. The Company recorded research and development expense of $0 and $9,578 during the three and six months ended June 30, 2022, respectively, related to its share of costs incurred by Roche. The Company recorded research and development expense of $23,212 and $37,729 during the three and six months ended June 30, 2021, respectively, related to its share of costs incurred by Roche. As of June 30, 2022 the Company recorded accounts payable of $8,733 and as of December 31, 2021 the Company recorded accrued expenses of $10,417, related to amounts payable to Roche pursuant to the cost share agreement.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$657,921	$—	$—	$657,921
Total cash equivalents	$657,921	$—	$—	$657,921

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$731,767	$—	$—	$731,767
Total cash equivalents	$731,767	$—	$—	$731,767

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and six months ended June 30, 2022 and 2021.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2022	December 31, 2021
Research and development, including manufacturing and clinical expenditures	$5,735	$18,080
License fee	—	25,000
Income taxes	15	2,572
Payroll and payroll related	3,216	4,209
Professional fees and other	1,526	2,291
Total accrued expenses and other current liabilities	$10,492	$52,152

6. Common Stock

At June 30, 2022, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,257,591 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

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

As of June 30, 2022, there were 8,333,341 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three and six months ended June 30, 2022, the Company granted 481,584 and 3,382,417 options, respectively, to employees with an aggregate grant date fair market value of $2,218 and $17,029, respectively.

During the three and six months ended June 30, 2021, the Company granted 1,022,045 and 3,234,295 options, respectively, to employees with an aggregate grant date fair market value of $19,812 and $132,283, respectively.

Restricted Stock Units

During the three and six months ended June 30, 2022, the Company granted 0 and 182,350 restricted stock units, respectively, to employees with an aggregate grant date fair market value of $0 and $1,302, respectively. The restricted stock unit awards vest in three annual installments, the first of which will occur on January 31, 2023. No restricted stock units were granted during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2022, 20,000 and 20,000 restricted stock units, respectively, were cancelled due to terminations.

Performance-based Restricted Stock Units

During the three and six months ended June 30, 2022, the Company granted 0 and 742,070 performance-based restricted stock units, respectively, to employees with an aggregate grant date fair market value of $0 and $5,298, respectively. No performance-based restricted stock units were granted during the three and six months ended June 30, 2021. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to complete up to six defined performance metrics. The percentage of awards eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through June 30, 2022, as the minimum performance criteria had not been achieved. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026. During the three and six months ended June 30, 2022, 17,000 and 17,000 restricted stock units, respectively, were cancelled due to terminations.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the 2020 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the closing of the Company’s initial public offering in November 2020. The Company initially reserved a total of 1,187,000 shares of common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the compensation committee of the board of directors. To date, there has been no increase in the number of shares reserved for issuance under the ESPP.

In April 2022, the Company initiated its first offering period under the ESPP. Each offering period is six months in duration with the purchase date being the last day of the offering period.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$11,774	$10,007	$23,365	$17,280
Restricted stock units	89	—	159	—
Performance-based stock units	—	—	—	—
Employee stock purchase plan	45	—	45	—
Total stock-based compensation expense	$11,908	$10,007	$23,569	$17,280

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expense	$5,591	$4,573	$11,020	$7,771
General and administrative	6,317	5,434	12,549	9,509
Total stock-based compensation expense	$11,908	$10,007	$23,569	$17,280

8. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(31,335)	$1,539	$(73,412)	$32,252
Weighted average common shares outstanding, basic	83,257,591	82,743,530	83,217,223	82,662,019
Dilutive effect of outstanding stock options	—	5,347,854	—	6,021,748
Weighted average common shares outstanding, diluted	83,257,591	88,091,384	83,217,223	88,683,767
Net income (loss) per share, basic	$(0.38)	$0.02	$(0.88)	$0.39
Net income (loss) per share, diluted	$(0.38)	$0.02	$(0.88)	$0.36

Stock options for the purchase of 13,260,415 shares, restricted stock awards of 162,350 and performance-based awards of 724,970 were excluded from the computation of the net loss per share attributable to common stockholders for the three and six months ended June 30, 2022, respectively, due to net loss during the periods. Stock options for the purchase of 3,548,713 and 2,308,070 weighted average shares were excluded from the computation of diluted net income per share attributable to common stockholders for the three and six months ended June 30, 2021, respectively, because those options had an anti-dilutive impact due to the assumed proceeds per share using the treasury stock method being greater than the average fair value of the Company’s common shares for the period.

9. Leases

The Company’s building leases are comprised of office space under non-cancelable operating leases. In July 2021, the Company entered into a lease agreement pursuant to which the Company leased office space in Boston, Massachusetts at 225 Franklin Street (the "225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The lease does not contain any options for renewal or extension. The Company began to occupy the space during the three months ended June 30, 2022. Previously, the Company’s principal office was located at 125 Summer Street in Boston, Massachusetts pursuant to a lease that expired in July 2022.

In connection with the 225 Lease commencement, the Company recorded a right-of-use asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

Future minimum payments under the Company’s operating leases as of June 30, 2022 were as follows:

As of June 30,
2022
2022	$423
2023	805
2024	821
2025	838
2026	855
Total lease payments	3,742
Less amount representing implied interest	(246)
Total lease liability	$3,496
Current portion of operating lease liabilities	730
Noncurrent portion of operating lease liabilities	$2,766

For the three and six months ended June 30, 2022, the Company recorded operating lease costs of $232 and $464, respectively relating to its operating lease agreements. For the three and six months ended June 30, 2021, the Company recorded operating lease costs of $71 and $141, respectively relating to its operating lease agreements.

The 225 Lease includes a leasehold improvement allowance of $877. As of June 30, 2022, all amounts related to the improvement allowance have been received.

10. Income Taxes

The Company recorded a provision of $120 for federal or state income taxes for the three and six months ended June 30, 2022. The Company maintained a full valuation allowance as of June 30, 2022 due to uncertainty regarding ability to utilize deferred tax assets.

The Company recorded a provision for income taxes of $7,200 for the three and six months ended June 30, 2021. The tax expense recorded in the three months ended June 30, 2021 was due to the application of a year-to-date effective tax rate rather than an annual effective rate estimated for the entire year as the Company determined that using a year-to-date approach resulted in a better estimate of its income tax expense/benefit. The Company used a year-to-date effective tax rate during the quarter ended June 30, 2021 due to a change in forecast resulting in the Company anticipating a federal and state taxable income for the year, while maintaining a full valuation allowance on its net deferred tax assets.

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

12. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of each participant’s eligible compensation. During the three and six months ended June 30, 2022, the Company recognized expense of $126 and $366 relating to matching contributions under the 401(k) Plan. During the three and six months ended June 30, 2021 the Company recognized expense of $76 relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110; the Company recognized expense in connection with the consulting agreement in the amount of $27 and $54, respectively, for the three and six months ended June 30, 2022.

The Company recognized expense in connection with the consulting agreement in the amount of $14 and $14, respectively, for the three and six months ended June 30, 2021.

During the three months ended June 30, 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of $1 in connection with this consulting agreement.

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

COVID-19 – Bemnifosbuvir

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

Next Steps for Bemnifosbuvir Clinical Development for COVID-19: In July 2022, we participated in an End-of-Phase 2 meeting with the FDA and met with the EMA Emergency Task force to review the current bemnifosbuvir data package, including the data from the MORNINGSKY trial. We expect to finalize a global late-stage clinical trial protocol for bemnifosbuvir for the treatment of mild-to-moderate COVID-19 in the near-term. We expect that the trial will evaluate bemnifosbuvir 550 mg BID for five days and will focus on high-risk patients, including those who are immunocompromised. We anticipate to enroll patients without regard to their vaccination status. Operational planning for this trial is currently underway with the goal of initiation during the fourth quarter of 2022.

As part of a multipronged approach against COVID-19, we are advancing an internal program focused on the discovery of second-generation protease inhibitors that have clinical profiles well suited for combination therapy with bemnifosbuvir. As part of this effort, our target profile is a protease inhibitor that is highly potent, has a good safety profile with limited drug-drug interactions and does not require a booster (e.g., ritonavir). The optimization of lead compounds is ongoing with a target of late 2022 for selection of a clinical candidate.

HCV – Bemnifosbuvir in combination with ruzasvir

For the treatment of chronic HCV infection, we are advancing a novel combination of bemnifosbuvir and ruzasvir, an investigational nonstructural protein 5A (“NS5A”) inhibitor that we exclusively in-licensed from Merck in December 2021. As single agents, both bemnifosbuvir and ruzasvir have demonstrated potent pan-genotypic antiviral activity against HCV. We have recently completed a required preclinical toxicology study. We are currently manufacturing clinical trial supplies of ruzasvir and are finalizing a clinical trial design for a Phase 2 combination study of bemnifosbuvir and ruzasvir.

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

Financial Operations Overview

As of June 30, 2022, we had cash and cash equivalents of $684.5 million. Net cash used in operating activities was $78.2 million for the six months ended June 30, 2022.

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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. These costs represented a material portion of our total expenses through March 31, 2022.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
COVID-19 external costs	$3,636	$28,841	$16,967	$46,954
Dengue external costs	2,636	2,313	5,863	3,592
HCV external costs	2,313	25	3,737	40
RSV external costs	529	547	1,066	943
Internal research and development costs	10,744	8,077	21,858	14,846
Total research and development costs	$19,858	$39,803	$49,491	$66,375

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$60,391	$(60,391)
Operating expenses:
Research and development	19,858	39,803	(19,945)
General and administrative	12,437	11,901	536
Total operating expenses	32,295	51,704	(19,409)
Income (loss) from operations	(32,295)	8,687	(40,982)
Interest income and other, net	1,080	52	1,028
Income (loss) before income taxes	(31,215)	8,739	(39,954)
Income tax expense	(120)	(7,200)	7,080
Net income (loss) and comprehensive income (loss)	$(31,335)	$1,539	$(39,954)

Revenue

Collaboration revenue for the three months ended June 30, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, following receipt in November 2021 of the notice from Roche terminating the agreement, we recognized all remaining revenue in 2021.

Research and Development Expenses

Research and development expenses decreased by $19.9 million from $39.8 million for the three months ended June 30, 2021 to $19.9 million for the three months ended June 30, 2022. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses decreased from the three months ended June 30, 2021 to the three months ended June 30, 2022 primarily due to a $23.2 million reduction related to our share of costs incurred by Roche. Partially offsetting the decrease in research and development expenses was an increase of $2.7 million related to salaries and bonuses, benefits and stock-based compensation expense for our research and development employees and consulting fees and other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million from $11.9 million for the three months ended June 30, 2021 to $12.4 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily due to the expansion of our organization resulting in an increase of $0.8 in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense, partially offset by a decrease in professional fees and other general and administrative expenses of $0.3 million.

Interest Income and Other, Net

Interest income and other, net, increased by $1.0 million from $0.1 million during the three months ended June 30, 2021 to $1.1 million during the three months ended June 30, 2022. The increase was primarily a result of higher interest rates.

Income Tax Expense

Income tax expense was $0.1 million and $7.2 million for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2021 we recorded income tax expense related to amounts received from the Roche License Agreement.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$126,376	$(126,376)
Operating expenses:
Research and development	49,491	66,375	(16,884)
General and administrative	24,979	20,658	4,321
Total operating expenses	74,470	87,033	(12,563)
Income (loss) from operations	(74,470)	39,343	(113,813)
Interest income and other, net	1,178	109	1,069
Income (loss) before income taxes	(73,292)	39,452	(112,744)
Income tax expense	(120)	(7,200)	7,080
Net income (loss) and comprehensive income (loss)	$(73,412)	$32,252	$(105,664)

Revenue

Collaboration revenue for the six months ended June 30, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, following receipt in November 2021 of the notice from Roche terminating the agreement, the Company recognized all remaining revenue in 2021.

Research and Development Expenses

Research and development expenses decreased by $16.9 million from $66.4 million for the six months ended June 30, 2021 to $49.5 million for the six months ended June 30, 2022. Research and development expense primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. External research and development expenses decreased from the six months ended June 30, 2021 to the six months ended June 30, 2022 primarily due to a $28.1 million reduction related to our share of costs incurred by Roche offset by a $5.7 million increase related to costs associated with dengue and HCV development activities. Partially offsetting the decrease in external research and development expenses was an increase of $7.0 million related to internal expenses, including $2.8 million related to salaries, bonuses, benefits, $3.2 million related to stock-based compensation expense for our research and product development employees and $1.0 million related to consulting fees and other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million from $20.7 million for the six months ended June 30, 2021 to $25.0 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily due to an increase in payroll and personnel-related expenses of $3.5 million, including salaries, bonuses, benefits and stock-based compensation expense. In addition, there was an increase of $0.8 million for other general and administrative expenses.

Interest Income and Other, Net

Interest income and other, net, increased by $1.1 million from $0.1 million during the six months ended June 30, 2021 to $1.2 million for the six months ended June 30, 2022 primarily as a result of higher interest rates.

Income Tax Expense

Income tax expense was $0.1 million and $7.2 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2021 we recorded income tax expense related to amounts received from the Roche License Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2022, we had cash and cash equivalents of $684.5 million. Based upon our current operating plan, we believe that our available cash and cash equivalents will be sufficient to fund our planned operations through at least 2025.

We entered into an open market sales agreement, or the Sales Agreement, with Jeffries, LLC, or Jeffries, in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. We have agreed to pay Jeffries a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of June 30, 2022, no shares have been issued under the Sales Agreement.

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

Market volatility, inflation, interest rate fluctuations and concerns related to the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part II, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(78,195)	$(34,185)
Investing activities	(1,923)	—
Financing activities	223	528
Net increase (decrease) in cash, cash equivalents and restricted cash	$(79,895)	$(33,657)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $78.2 million. Cash used in operating activities was primarily due to net loss of $73.4 million and a net decrease in accounts payable and accrued expenses of $32.2 million, partially offset by stock-based compensation of $23.6 million and a decrease in prepaid and other current assets of $3.0 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $34.2 million. Cash used in operating activities was primarily due to net income of $32.3 million, stock-based compensation of $17.3 million, an increase in accounts payable and accrued expenses of $40.0 million and a decrease in prepaid expenses of $2.9 million, offset by an increase in accounts receivable of $50.0 million and a decrease in deferred revenue of $76.4 million.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 was $1.9 million and consisted of purchases of fixed assets. There were no cash flows from investing activities for the six months ended June 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, and consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including in connection with any trade secret, copyright, patent or other intellectual property infringement claim by any third-party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2022, we had cash and cash equivalents of $684.5 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

We do not believe that inflation, interest rate changes or foreign currency exchange rate fluctuations have had a material impact on our results of operations for any periods presented herein.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development of bemnifosbuvir for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of bemnifosbuvir as a potential treatment for COVID-19. In October 2020, we entered into a license agreement (as amended, the “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the United States (other than for certain HCV uses). Together with Roche, in April 2021, we initiated a randomized, double blind, multi-center, placebo-controlled Phase 3 clinical trial to study bemnifosbuvir in adult and adolescent patients with mild or moderate COVID-19 in the outpatient setting (“MORNINGSKY”) and we subsequently initiated a Phase 3 six month follow-up study (“MEADOWSPRING”) to assess the impact of bemnifosbuvir treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY. The Phase 3 clinical trials were begun while two Phase 2 clinical trials evaluating bemnifosbuvir in patients with COVID1-19 were ongoing. One of these Phase 2 clinical trials enrolled hospitalized patients and the other Phase 2 clinical trial (MOONSONG) enrolled outpatients. In October 2021, we, together with Roche, completed MOONSONG, and we announced that we did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two-thirds of enrolled patients were low-risk with mild symptoms. In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021 due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, we determined to discontinue each of the phase 3 MORNINGSKY and MEADOWSPRING clinical trials. We did not enroll a sufficient number of patients in either study to conduct prespecified statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.

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

We have not acquired or developed any agents that may be combined with bemnifosbuvir in a combination therapy. We have begun to internally develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir. These efforts are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts may be permitted to enter clinical development. Alternatively, we may in-license or acquire the rights to develop and commercialize a protease inhibitor drug candidate from a third-party. Proposing, negotiating and implementing acquisition or in-license of a protease inhibitor or any other product candidate that may be combined with bemnifosbuvir may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of such product candidates. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, if at all.

We have committed and plan to continue to commit significant financial and personnel resources to the development of bemnifosbuvir as either or both of a mono- and combination therapy (a “bemnifosbuvir COV19 product candidate”) as a potential treatment for COVID-19. If we are unable to successfully develop a bemnifosbuvir COV19 product candidate for the treatment of COVID-19, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing a bemnifosbuvir COV19 product candidate as a potential treatment for COVID-19, which could have a material adverse impact on our business. If we are able to initiate clinical development of the bemnifosbuvir COV19 product and the data from our clinical trials are not supportive of further development or commercialization of such bemnifosbuvir COV19 product candidate as a treatment for COVID-19, or the investor community otherwise has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

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

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities. For example, in November 2021, molnupiravir, an orally administered direct-acting antiviral, being developed by Merck and Ridgeback Biotherapeutics (“Ridgeback”) for the treatment of adults with mild to moderate COVID-19 in the outpatient setting received conditional marketing authorization for use from the health authorities in the United Kingdom. In December 2021, the FDA issued an emergency use authorization for molnupiravir for the treatment of mild-to-moderate COVID-19 in certain adults who are at high-risk for progression to severe COVID-19, including hospitalization or death. Merck and Ridgeback are currently seeking similar authorizations from numerous other global health authorities. In December 2021, the FDA issued an emergency use authorization for Paxlovid, an orally administered direct-acting antiviral being developed by Pfizer Inc. (“Pfizer”) consisting of nirmatrelvir, a protease inhibitor, and ritonavir, for the treatment of adults with mild to moderate COVID-19 in the outpatient setting. In January 2022, the European Medicines Agency recommended conditional marketing authorization for Paxlovid. Other products for the treatment of COVID-19 are currently authorized for use or approved by health regulatory authorities in numerous countries throughout the world. These products include the antiviral drug Veklury (remdesivir), a direct acting antiviral marketed by Gilead Sciences for the treatment of COVID-19 for certain patients requiring hospitalization and sotrovimab, a monoclonal antibody for the treatment of high risk adults and adolescents with mild to moderate COVID-19 for which VIR Biotechnology, Inc. and GlaxoSmithKline have received emergency use authorization from the FDA. In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been approved or authorized for emergency use by the FDA. In August 2021, the FDA approved vaccines from Pfizer and BioNTech and Moderna, Inc. (“Moderna”), each of which were found to be more than 90% effective in preventing COVID-19 during clinical trials. In addition, in February 2021 and July 2022, the FDA has granted emergency use authorization for vaccines developed by each of Janssen Pharmaceutical Company (“Janssen”) and Novavax, Inc., respectively. Each of Pfizer and BioNTech, Moderna and Janssen have also created, developed and received regulatory authorization in a number of jurisdictions for the use of vaccine “boosters,” which are intended to extend the immunizing effect initiated with the administration of the initial vaccine regimen. Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If we are unable to develop a treatment that can be distinguished based on efficacy, safety, cost or other factors from the growing number of treatments for COVID-19 or if any treatment becomes the standard of care, can be administered at a lower cost, or is more successful at commercializing an approved treatment, even if a bemnifosbuvir COV19 product candidate is approved, we may not be able to successfully commercialize such a product for the treatment of COVID-19, or compete with other treatments or vaccines, which would adversely impact our business and operations.

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

Additionally, as a further result of the termination of the Roche License Agreement, we will not receive any other revenue from Roche beyond the upfront payment we received in 2020 and the milestone payment we received in 2021. Accordingly, you should not rely upon the results included in this report or any other particular prior quarterly or annual period reports as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we do not expect to maintain profitability in 2022 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the six months ended June 30, 2022 and the year ended December 31, 2021, our operating expenses were $74.5 million and $213.0 million, respectively. In 2021, as a result of the termination by Roche of the Roche License Agreement, which resulted in the recognition of revenue for accounting purposes associated with the deferred revenue balance associated with upfront payment and the milestone payment we received from Roche, we recorded operating income for the year ended December 31, 2021. We do not expect to maintain operating income in 2022 and for the foreseeable future.

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

Since inception, we have incurred substantial operating expenses. We expect to continue to incur substantial expenses to continue the clinical development of one or more bemnifosbuvir COV19 product candidates for the treatment of COVID-19, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue. Additionally, we expect to incur significant expenses in the future in connection with clinical trials for other product candidates and in our efforts to identify new product candidates, through internal discovery efforts or through acquisition or licensing.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including but not limited to:

•
the timing of and costs associated with discovery, license or acquisition of a protease inhibitor or another direct acting antiviral product candidate to combine with bemnifosbuvir and develop for the treatment of patients with COVID-19;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. In addition, market volatility, inflation and interest rate fluctuations may increase our cost of financing or restrict our access to potential sources of future liquidity. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

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

•
timely initiation and completion of our clinical trials of a bemnifosbuvir COV19 product candidate, bemnifosbuvir and ruzasvir, and AT-752, our preclinical studies and other future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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
•
the availability, perceived advantages and relative cost, convenience and efficacy of any bemnifosbuvir COV19 product, we may be able to commercialize, compared to other COVID-19 therapies as well as the accuracy and sufficiency of clinical evidence supporting its performance;
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

We recently completed a Section 382 study for the fiscal year 2021, the results of which indicated that no ownership shift occurred during the year ended December 31, 2021. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to develop one or more bemnifosbuvir COV19 product candidates for the treatment of COVID-19. If we are not successful in developing a bemnifosbuvir COV19 product candidate, our business will be harmed. Our business is also highly dependent on the success of our other most advanced product candidates, including the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and AT-752 for the treatment of dengue, each of which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop one or more bemnifosbuvir COV19 product candidates for the treatment of COVID-19 and to develop, obtain regulatory approval for and successfully commercialize the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate for the treatment of COVID-19. Among other things, this effort will require additional nonclinical and clinical development and expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir. COVID-19, while currently a global pandemic, is unpredictable and therapies, including any bemnifosbuvir COV19 product candidate, may be adversely impacted up to the point of obsolescence by the emergence of new variants or subvariants. Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue, each of which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. For example, a Phase 2 clinical trial evaluating bemnifosbuvir for the treatment of mild-to-moderate COVID-19 in outpatients failed to meet its primary endpoint in the overall study population. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product candidate.

If our competitors develop products to treat diseases which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace. Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of our most advanced product candidates or in developing a bemnifosbuvir COV19 product candidate, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

•
the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•
the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial, and the outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. This is particularly true in the development of therapeutics for the treatment of COVID-19, including our development of one or more bemnifosbuvir COV19 product candidates, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the MORNINGSKY study upon which we have relied to continue clinical development, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. To date, we have not completed any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include but are not limited to:

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

It is currently unclear to what extent the United Kingdom (“UK”) will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

We intend to develop our product candidates in combination with other therapies, which exposes us to additional risks.

For the treatment of COVID-19, we may in the future pursue development of a bemnifosbuvir COV19 product candidate, which may be a combination product. Even if any product candidate we develop was to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to bear the risks that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. Combination therapies are commonly used for the treatment of viral infections, and we would be subject to similar risks if we develop any of our product candidates for use in combination with other drugs or biologics. Developing combination therapies using approved therapeutics, as we may decide to do for our product candidates, also exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

For the treatment of HCV, we are currently pursuing development of bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly a bemnifosbuvir COV19 product candidate for the treatment of COVID-19, bemnifosbuvir in combination with ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

We may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidate in development for the treatment of COVID-19, and if we fail to obtain or maintain such authorizations, we may be required to pursue a more lengthy clinical development process than we expect, and our business may be harmed.

We may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidate. The FDA has the authority to issue an EUA only under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Currently there are two oral direct acting antivirals Paxlovid™ (nirmatrelvir and ritonavir) and LAGEVRIO™ (molnupiravir) authorized for emergency use for high risk COVID-19 patients.

The FDA’s standards for granting an EUA are lower than for approving NDAs in accordance with traditional review procedures, and even if we seek and obtain an EUA for one or more of our product candidates, we cannot assure you that the FDA would approve a NDA for such product candidate, if such approval is required. Accordingly, even if we obtain an EUA for a bemnifosbuvir COV19 product candidate, we may be required to conduct additional clinical trials before we are able to submit an NDA or comparable marketing applications for such product candidate.

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

Therefore, even if we obtain an EUA or other emergency authorizations for a bemnifosbuvir COV19 product candidate, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, which would adversely impact our business, financial condition and results of operations.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our business and operations may suffer in the event of information technology system failures, cyberattacks, or deficiencies, which could materially affect our results.

Our information technology systems, as well as those of our CROs and other contractors and consultants, are vulnerable to attack, failure and damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, malfeasance by external or internal parties, human error (e.g., social engineering, phishing), natural disasters (including hurricanes), terrorism, war, fire and telecommunication or electrical failures. In the ordinary course of our business, we directly or indirectly collect, store and transmit sensitive data, including intellectual property, confidential information, preclinical and clinical trial data, proprietary business information, personal data and personally identifiable health information of our clinical trial subjects and employees, in our data centers and on our networks, or on those of third parties. The secure processing, maintenance and transmission of this information is critical to our operations.

Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attacks increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of preclinical studies or clinical trial data from completed, ongoing or planned studies or trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We will be subject to extensive and costly government regulation.

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulate the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 included aggregate reductions of Medicare payments to providers of 2% per fiscal year, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional congressional action is taken. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, to up to 3% in the final fiscal year of this sequester. In addition, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the orphan drug tax credit was reduced as part of a broader tax reform. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other healthcare funding, which could negatively affect our customers and accordingly, our financial operations.

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

We are subject to diverse laws and regulations relating to data privacy and security. New privacy rules are being enacted in the United States and globally, and existing ones are being updated and strengthened. For example, on June 28, 2018, California enacted the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third-party, could adversely affect our business, financial condition and results of operations, including but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief.

The privacy laws in the EU have been significantly reformed in recent years. On May 25, 2018, the EU General Data Protection Regulation ("GDPR") entered into force and became directly applicable in all EU member states. The GDPR and related implementing laws in individual EU member states govern the collection and use of personal health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). The GDPR rules are also applicable in the European Economic Area (“EEA”), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland. The GDPR implements more stringent operational requirements than its predecessor legislation. For example, the GDPR requires us to make more detailed disclosures to data subjects, requires disclosure of the legal basis on which we can process personal data, makes it harder for us to obtain valid consent for collecting and processing personal data, requires the appointment of data protection officers when sensitive personal data, such as health data, is processed on a large scale, provides more robust rights for data subjects, introduces mandatory data breach notification through the EU, imposes additional obligations on us when contracting with service providers and requires us to adopt appropriate privacy governance, including policies, procedures, training and data audit. The GDPR provides that EU member states may establish their own laws and regulations limiting the processing of personal data, including genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase. Violations of the GDPR can lead to potential fines of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but in July 2020 the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the

UK’s Information Commissioner’s Office has published new data standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers beginning on September 21, 2022, existing standard contractual clauses arrangements must be mitigated to the new documentation by March 21, 2024. This and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to and in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, from January 1, 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews/ extends that decision. In September 2021, the UK government launched a consultation on its proposals for wide-ranging reform of UK data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the UK data protection regime could result in the European Commission reviewing the UK adequacy decision, and the UK losing its adequacy decision if the European Commission deems the UK to no longer provide adequate protection for personal data. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. In addition, we may be the subject of litigation and/or adverse publicity, which could adversely affect our business, results of operations and financial condition.

In addition, the EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing.

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

In addition, we, our CROs and third-party service providers receive and maintain sensitive information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the United States may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it. For example, the EU adopted the EU Clinical Trials regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials that enables European patients to have the opportunity to access information about clinical trials.

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

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with applicable federal, state or foreign regulatory privacy requirements, we could be subject to a range of regulatory actions that could affect our or our contractors’ ability to develop and commercialize our product candidates and could harm or prevent sales of any affected products that we are able to commercialize, or could substantially increase the costs and expenses of developing, commercializing and marketing our products. Any threatened or actual government enforcement action could also generate adverse publicity and require that we devote substantial resources that could otherwise be used in other aspects of our business. Increasing use of social media could give rise to liability, breaches of data security or reputational damage. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Significant competition exists from approved treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of treatments and, in some cases, vaccines for COVID-19, HCV, dengue and RSV. There are several vaccines approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two authorized oral antiviral therapies authorized for emergency use for high risk COVID-19 patients. There are also several drugs including oral antivirals, approved for the treatment of HCV, an approved vaccine for dengue and an approved drug for the treatment of RSV. Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

As an organization, we have no prior experience in these areas. In addition, we will need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories such as Southeast Asia where dengue fever is endemic. Many U.S.-based biotechnology companies have found the process of marketing their own products outside of North America to be very challenging.

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

Risks Related to Manufacturing and our Dependence on Third Parties

We rely and expect to continue to rely on third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and we do not have long-term contracts with any of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials or any product candidates that we may develop and, if approved, commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials and our research activities, preclinical and clinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts. For example, we have only recently begun to manufacture ruzasvir, the product candidate we licensed from Merck in December 2021. Until such time, if ever, as we have successfully manufactured a sufficient quantity of ruzasvir clinical trial material, we will be unable initiate patient enrollment in the planned HCV clinical trials of the combination of bemnifosbuvir and ruzasvir.

We expect to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval, if any.

We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including but not limited to:

•
the failure of the third-party to manufacture our product candidates according to our schedule, or at all, including if our third-party contractors give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreements between us and them as a result of accidents, fire, loss of personnel, business decisions at or by the third-party manufacturer or otherwise;
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
•
the failure of the third-party to manufacture our product candidates according to our specifications;
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug or placebo not being properly identified;
•
improper handling of clinical supplies, whether during transit or otherwise, impacting the quality of such clinical supplies leading to loss of GMP status and the resulting inability to use such clinical supplies in clinical trials which may result in clinical interruptions and delays in the commencement of planned clinical trials;
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the misappropriation or unauthorized disclosure of our intellectual property or other proprietary information, including our trade secrets and know-how.

In particular, we have relied on third parties located in China to manufacture and supply certain materials for our current product candidates, and we expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics, trade disruptions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

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

We rely on third parties to conduct our preclinical studies and clinical trials. Any failure by a third-party to conduct the clinical trials according to GCPs and in a timely manner may delay or prevent our ability to seek or obtain regulatory approval for or commercialize our product candidates.

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

For example, in February 2022, the Roche License Agreement under which we granted to Roche an exclusive license related to bemnifosbuvir for certain development rights and commercialization rights outside of the United States terminated. As a result, substantially all activities that Roche was conducting in connection with the development and manufacture of bemnifosbuvir, including global manufacture of clinical trial material and certain operations necessary for the conduct of clinical trials, ceased. Substantially all of these activities are necessary for the continued global development of a bemnifosbuvir COV19 product candidate and we are now solely responsible for the conduct and cost of such activities.

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

Wide-ranging patent reform legislation in the United States, including the Leahy-Smith America Invents Act of 2011, (the “Leahy-Smith Act”), may increase the uncertainty of the strength or enforceability of our intellectual property and the cost to defend it. The Leahy-Smith Act includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. Under the Leahy-Smith Act, the United States transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be prompt going forward during the time from invention to filing of a patent application and to be diligent in filing patent applications, but circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art. Furthermore, if a third-party filed a patent application before effectiveness of applicable provisions of the Leahy-Smith Act, on March 16, 2013, an interference proceeding in the United States can be initiated by a third-party to determine if it was the first to invent any of the subject matter covered by the claims of our patent applications. We may also be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, (the “USPTO”).

The Leahy-Smith Act created for the first time new procedures to challenge issued patents in the United States, including post-grant review, inter partes review and derivation proceedings, which are adversarial proceedings conducted at the USPTO, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, which all of our patent filings have, a petition for post-grant review can be filed by a third-party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These adversarial actions at the USPTO include review of patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts. The USPTO issued a final rule effective November 13, 2018 announcing that it will now use the same claim construction standard currently used in the U.S. federal courts to interpret patent claims in USPTO proceedings, which is the plain and ordinary meaning of words used. If any of our patents are challenged by a third-party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us, including loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

The legal threshold for initiating litigation or contested proceedings is low, so that even lawsuits or proceedings with a low probability of success might be initiated and require significant resources to defend. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of such claims. We may not be aware of all intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe, misappropriate or otherwise violate such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property.

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

Our product candidates are predominantly nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences, Inc.; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Alios Biopharma; Medivir; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale. On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenges the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because hepatitis C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID19 indication. On August 10, 2020, an anonymous party filed a third-party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug bemnifosbuvir. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (bemnifosbuvir) would be effective to treat HCV-infected cirrhotic patients. We filed a response to the Observation on October 2, 2020, wherein we disagreed for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and further noted that it is not straightforward that a treatment for patients with compensated cirrhosis would also be effective for patients with decompensated cirrhosis. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using bemnifosbuvir to treat cirrhotic HCV-infected patients. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications. In December 2019, the U.S. Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. However, other than the foregoing issued U.S. patent, there can be no assurance that the Observations will not adversely affect our ability to obtain issued patents from national-stage filings of such Patent Cooperation Treaty patent applications in any jurisdictions. We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third-party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time, including before or during this registration period. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

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
•
we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such intellectual property;
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

As of August 1, 2022, we had 63 full-time employees. Our focus on the development of product candidates in three distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The UK left the EU on January 31, 2020, following which existing EU legislation continued to apply in the UK during a transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to global trade deals negotiated by the EU on behalf of its members. The transition period provided time for the UK and EU to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (“TCA”) and became effective on the January 1, 2021. While agreement on the terms of the TCA has avoided a “no deal” Brexit scenario, and provides in principle for quota and tariff free trading of goods, it is nevertheless expected that the TCA will result in the creation of non-tariff barriers (such as increased shipping and regulatory costs and complexities) to the trade in goods between the UK and EU. Further, the TCA does not provide for the continued free movement of services between the UK and EU and also grants each of the UK and EU the ability, in certain circumstances, to unilaterally impose tariffs on one another. The TCA does provide for the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and cGMP documents issued. However, it is important to note that significant regulatory gaps still exist and the TCA does not contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards between the parties, for example, in relation to batch testing and pharmacovigilance, which remain subject to further discussions.

The long term effects of Brexit on our business in the UK, the EU and worldwide will depend on the effects of the implementation and application of the TCA and any other relevant agreements between the UK and the EU. EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation will not be applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps. There is a possibility that over time, national laws will be amended and that consequently the regulatory framework in Great Britain will diverge from that of the EU. As of January 1, 2021, the MHRA is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, Great

Britain; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

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

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of June 30, 2022. Therefore, these stockholders may, if acting together, have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we have been notified that a pre-grant opposition has been filed with the Controller General Patents, Design, and Trademarks at the Indian Patient Office. While we intend to defend our patent claims for AT-511, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. If so, uncertainties resulting from the initiation and continuation of such proceedings could have a material adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

Our stock price has been and is likely to remain volatile. Extreme fluctuations have occurred in our stock price with closing prices in 2021 ranging from a high of $88.44 on February 8, 2021 to a low of $7.67 on November 23, 2021 and in 2022, to a low of $5.33 on May 9, 2022.

The stock market in general, The Nasdaq Global Select Market and biopharmaceutical companies in particular have experienced extreme volatility in trading volume that exacerbates, is disproportionate to or in some cases has been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a profit. The market price for our common stock may be influenced by many factors, including but not limited to:

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

•
general economic, industry and market conditions, including rising inflation and interest rates; and
•
the other factors described in this “Risk Factors” section.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur before we became a public company in October 2020. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel are devoting a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
10.1	Amendment to Sublease Agreement dated April 11, 2022 between the Company and DataRobot, Inc.					*
10.2	Consulting Agreement dated June 10, 2022, by and between the Company and Bruce Polsky, M.D.					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: August 8, 2022	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2022	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)