Form 10-Q
period 2022-09-30
Atea Pharmaceuticals, Inc.
filed 2022-11-07
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 83,287,639 shares of common stock, $0.001 par value per share, outstanding.

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
•
our future financial position, capital requirements, needs for additional financing and the availability of such financing;
•
our business strategy;
•
developments relating to our competitors, competing treatments and vaccines and our industry;
•
our expectations regarding federal, state and foreign laws and regulations;
•
our ability to attract, motivate, and retain key personnel; and
•
the impact of COVID-19 on our business, including in particular the impact on our preclinical studies and clinical trials.

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
•
The regulatory approval processes of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed. Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us, or any future collaboration partners from obtaining approvals for and/or commercializing any product candidate we develop.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$176,410	$764,375
Marketable securities	488,565	—
Accounts receivable	4,514	—
Prepaid expenses and other current assets	12,446	8,028
Total current assets	681,935	772,403
Property and equipment, net	1,810	23
Restricted cash	305	305
Operating lease right-of-use assets, net	2,526	161
Total assets	$686,576	$772,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,118	$4,534
Accrued expenses and other current liabilities	13,805	52,152
Current portion of operating lease liabilities	711	197
Total current liabilities	15,634	56,883
Operating lease liabilities	2,585	—
Income taxes payable	5,170	5,932
Total liabilities	23,389	62,815
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022, and December 31, 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 83,287,639 and 83,102,730 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	83	83
Additional paid-in capital	689,407	653,964
Accumulated other comprehensive loss	(855)	—
Retained earnings (accumulated deficit)	(25,448)	56,030
Total stockholders’ equity	663,187	710,077
Total liabilities and stockholders’ equity	$686,576	$772,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$32,811	$—	$159,187
Operating expenses
Research and development	4,905	43,019	54,396	109,394
General and administrative	11,376	11,939	36,355	32,597
Total operating expenses	16,281	54,958	90,751	141,991
Income (loss) from operations	(16,281)	(22,147)	(90,751)	17,196
Interest income and other, net	4,382	53	5,560	162
Income (loss) before income taxes	(11,899)	(22,094)	(85,191)	17,358
Income tax benefit (expense)	3,833	(6,100)	3,713	(13,300)
Net income (loss)	$(8,066)	$(28,194)	$(81,478)	$4,058
Other comprehensive income (loss)
Unrealized gains (losses) on available-for-sale investments	$(855)	$—	$(855)	$—
Comprehensive income (loss)	$(8,921)	$(28,194)	$(82,333)	$4,058
Net income (loss) per share attributable to common stockholders
Basic	$(0.10)	$(0.34)	$(0.98)	$0.05
Diluted	$(0.10)	$(0.34)	$(0.98)	$0.05
Weighted-average common shares outstanding
Basic	83,258,537	82,815,636	83,231,146	82,727,268
Diluted	83,258,537	82,815,636	83,231,146	88,462,074

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional Paid-in	Other	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	(Accumulated Deficit)	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$—	$56,030	$710,077
Issuance of common stock upon exercise of stock options	154,861	—	223	—	—	223
Stock-based compensation expense	—	—	11,661	—	—	11,661
Net income (loss)	—	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	83	665,848	—	13,953	679,884
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,908	—	—	11,908
Net income (loss)	—	—	—	—	(31,335)	(31,335)
Balance—June 30, 2022	83,257,591	83	677,756	—	(17,382)	660,457
Issuance of common stock upon exercise of stock options	1,012	—	7	—	—	7
Issuance of common stock under ESPP	29,036	—	140	—	—	140
Stock-based compensation expense	—	—	11,504	—	—	11,504
Other comprehensive loss	—	—	—	(855)	—	(855)
Net income (loss)	—	—	—	—	(8,066)	(8,066)
Balance—September 30, 2022	83,287,639	$83	$689,407	$(855)	$(25,448)	$663,187

	Common Stock		Additional Paid-in	Other	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2020	82,436,937	$82	$612,879	$—	$(65,160)	$547,801
Issuance of common stock upon exercise of stock options	300,000	1	470	—	—	471
Stock-based compensation expense	—	—	7,273	—	—	7,273
Net income (loss)	—	—		—	30,713	30,713
Balance—March 31, 2021	82,736,937	83	620,622	—	(34,447)	586,258
Issuance of common stock upon exercise of stock options	40,000	—	57	—	—	57
Stock-based compensation expense	—	—	10,007	—	—	10,007
Net income (loss)	—	—	—	—	1,539	1,539
Balance—June 30, 2021	82,776,937	83	630,686	—	(32,908)	597,861
Issuance of common stock upon exercise of stock options	270,142	—	795	—	—	795
Stock-based compensation expense	—	—	10,990	—	—	10,990
Net income (loss)	—	—	—	—	(28,194)	(28,194)
Balance—September 30, 2021	83,047,079	$83	$642,471	$—	$(61,102)	$581,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(81,478)	$4,058
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	35,073	28,270
Depreciation and amortization expense	156	22
Accretion of premium and discounts on marketable securities	(2,465)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,514)	—
Prepaid expenses and other current assets	(4,484)	4,259
Other assets	—	(227)
Accounts payable	(3,416)	27,945
Accrued expenses and other liabilities	(39,109)	33,278
Deferred revenue	—	(109,187)
Operating lease liabilities	800	—
Net cash used in operating activities	(99,437)	(11,582)
Cash flows from investing activities
Additions to property and equipment	(1,943)	—
Purchases of marketable securities	(486,955)	—
Net cash used in investing activities	(488,898)	—
Cash flows from financing activities
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	230	1,323
Proceeds from issuance of common stock under ESPP	140	—
Net cash provided by financing activities	370	1,323
Net decrease in cash, cash equivalents and restricted cash	(587,965)	(10,259)
Cash, cash equivalents and restricted cash at the beginning of period	764,680	850,224
Cash, cash equivalents and restricted cash at the end of period	$176,715	$839,965
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$176,410	$839,660
Restricted cash	305	305
Total cash, cash equivalents and restricted cash	$176,715	$839,965

Supplemental cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$2,938	$—

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company believes that its cash and cash equivalents and marketable securities of $664,975 as of September 30, 2022 will be sufficient to fund its operations as currently planned through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

In November 2021, the Company entered into an open market sales agreement (the “Sales Agreement”) with Jeffries LLC (“Jeffries”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (the “SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jeffries a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of September 30, 2022, no shares have been issued under the Sales Agreement.

The COVID-19 pandemic, including the rapid emergence of new variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global business and financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2022, the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, or any other interim period.

Use of Estimates

The preparation of unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of accrued research and development expenses, valuation of marketable securities, valuation of stock-based awards, valuation of operating lease right-of-use assets and lease liabilities and income taxes. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Significant Accounting Policies

There were no changes in the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 28, 2022, except for as noted below.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company’s cash equivalents include money market funds and commercial paper, which are highly liquid and have strong credit ratings. These investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. Marketable securities consist of investments with maturities greater than three months. Marketable securities include U.S. treasury obligations, U.S. agency obligations, corporate debt, commercial paper and asset-backed securities. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income within stockholders’ equity. Amortization and accretion of discounts and premiums are recorded as interest income.

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC 820, Fair Value Measurement, establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Concentration of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe that it is subject to any significant concentrations of credit risk from these financial instruments. The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

On November 12, 2021, Roche provided the Company with a notice of termination of the Roche License Agreement which became effective in February 2022. Upon termination, the rights and licenses granted by the Company to Roche under the Roche License Agreement were returned to the Company, resulting in the Company having all rights to continue the clinical development and future commercialization of bemnifosbuvir worldwide. Global development plan activities and related cost sharing between the parties continued through the effective date of the termination.

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

Prior to receipt of the termination notice, the Company classified all revenues recognized under the Roche License Agreement as collaboration revenue within the accompanying consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2021, the Company recognized collaboration revenue of $32,811 and $159,187, respectively, related to the Roche License Agreement.

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

For the three and nine months ended September 30, 2022, costs reimbursable by Roche, which are reflected as a reduction to research and development expenses were $0 and $845, respectively. For the three and nine months ended September 30, 2021, costs reimbursable by Roche, which are reflected as a reduction to operating expenses, were $1,726 and $7,623 respectively. The Company recorded a credit to research and development expense of $14,572 and $4,994 during the three and nine months ended September 30, 2022, respectively, related to its share of costs incurred by Roche. The credit recorded during the three months ended September 30, 2022 represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. The Company recorded research and development expense of $25,257 and $62,986 during the three and nine months ended September 30, 2021, respectively, related to its share of costs incurred by Roche. Arising as a result of the credit recorded for the cost share agreement, as of September 30, 2022 the Company recorded accounts receivable of $4,514 related to a net refund due from Roche. As of December 31, 2021, the Company recorded accrued expenses of $10,417, related to amounts payable to Roche pursuant to the cost share agreement.

4. Marketable Securities

	As of September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury obligations	$69,035	$—	$(301)	$68,734
U.S. Government agency securities	15,000	—	(119)	14,881
Commercial paper	331,064	—	—	331,064
Corporate bonds	51,838	—	(347)	51,491
Asset-backed securities	22,483	—	(88)	22,395
Total	$489,420	$—	$(855)	$488,565

As of September 30, 2022, the Company held securities that were in an unrealized loss position of $855 with an aggregate fair value of $157,501. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended September 30, 2022. The Company had no marketable securities prior to July 2022.

As of September 30, 2022, none of the securities had remaining maturities longer than one year. The Company did not hold any marketable securities as of December 31, 2021.

The Company did not receive any proceeds from sales or maturities of marketable securities during the three months ended September 30, 2022.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$141,480	$—	$—	$141,480
Commercial paper	—	30,766	—	30,766
Marketable Securities
U.S. Treasury obligations	—	68,734	—	68,734
U.S. Government agency securities	—	14,881	—	14,881
Commercial paper	—	331,064	—	331,064
Corporate bonds	—	51,491	—	51,491
Asset-backed securities	—	22,395	—	22,395
Total	$141,480	$519,331	$—	$660,811

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$731,767	$—	$—	$731,767
Total	$731,767	$—	$—	$731,767

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy include commercial paper, governmental and corporate bonds and asset-backed securities with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended September 30, 2022.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2022	December 31, 2021
Research and development, including manufacturing and clinical expenditures	$7,669	$18,080
License fee	—	25,000
Income taxes	708	2,572
Payroll and payroll related	4,395	4,209
Professional fees and other	1,033	2,291
Total accrued expenses and other current liabilities	$13,805	$52,152

7. Common Stock

At September 30, 2022, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,287,639 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

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

As of September 30, 2022, there were 8,102,653 shares of common stock remaining available for future issuance under the 2020 Plan.

Stock Options

During the three and nine months ended September 30, 2022, the Company granted 358,500 and 3,740,917 options, respectively, to employees with an aggregate grant date fair market value of $2,188 and $19,217, respectively.

During the three and nine months ended September 30, 2022, 127,212 and 611,325 options were cancelled due to terminations.

During the three and nine months ended September 30, 2021, the Company granted 206,000 and 3,440,295 options, respectively, to employees with an aggregate grant date fair market value of $3,933 and $136,216, respectively.

During the three and nine months ended September 30, 2021, 159,183 and 292,517 options were cancelled due to terminations.

Restricted Stock Units

During the three and nine months ended September 30, 2022, the Company granted 0 and 182,350 restricted stock units, respectively, to employees with an aggregate grant date fair market value of $0 and $1,302, respectively. The restricted stock unit awards vest in three annual installments, the first of which will occur on January 31, 2023. No restricted stock units were granted during the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2022, 600 and 20,600 restricted stock units, respectively, were cancelled due to terminations.

Performance-based Restricted Stock Units

During the three and nine months ended September 30, 2022, the Company granted 0 and 742,070 performance-based restricted stock units, respectively, to employees with an aggregate grant date fair market value of $0 and $5,298, respectively. No performance-based restricted stock units were granted during the three and nine months ended September 30, 2021. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to complete up to six defined performance metrics. The percentage of awards eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through September 30, 2022, as the minimum performance criteria had not been achieved. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the three and nine months ended September 30, 2022, 0 and 17,100 restricted stock units, respectively, were cancelled due to terminations.

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

On September 30, 2022, the first offering period concluded and the Company issued 29,036 shares of its common stock for proceeds of $140.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$11,362	$10,990	$34,727	$28,270
Restricted stock units	97	—	256	—
Performance-based stock units	—	—	—	—
Employee stock purchase plan	45	—	90	—
Total stock-based compensation expense	$11,504	$10,990	$35,073	$28,270

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense	$5,370	$5,022	$16,390	$12,793
General and administrative	6,134	5,968	18,683	15,477
Total stock-based compensation expense	$11,504	$10,990	$35,073	$28,270

9. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(8,066)	$(28,194)	$(81,478)	$4,058
Weighted average common shares outstanding, basic	83,258,537	82,815,636	83,231,146	82,727,268
Dilutive effect of outstanding stock options	—	—	—	5,734,806
Weighted average common shares outstanding, diluted	83,258,537	82,815,636	83,231,146	88,462,074
Net income (loss) per share, basic	$(0.10)	$(0.34)	$(0.98)	$0.05
Net income (loss) per share, diluted	$(0.10)	$(0.34)	$(0.98)	$0.05

Stock options for the purchase of 13,490,691 shares, restricted stock units of 161,750 and performance-based restricted stock units of 724,970 were excluded from the computation of the net loss per share attributable to common stockholders for both the three and nine months ended September 30, 2022, due to net loss during the periods.

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

10. Leases

In July 2021, the Company entered into a non-cancelable operating lease agreement pursuant to which the Company leased office space in Boston, Massachusetts at 225 Franklin Street (the "225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension. The Company began to occupy the space during the three months ended June 30, 2022. Previously, the Company’s principal office was located at 125 Summer Street in Boston, Massachusetts pursuant to a lease that expired in July 2022.

In connection with the 225 Lease commencement, the Company recorded a right-of-use asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of September 30, 2022 were as follows:

As of September 30,
2022
2022	$198
2023	805
2024	821
2025	838
2026	855
Total lease payments	3,517
Less amount representing implied interest	(221)
Total lease liability	$3,296
Current portion of operating lease liabilities	711
Noncurrent portion of operating lease liabilities	$2,585

For the three and nine months ended September 30, 2022, the Company recorded operating lease costs of $185 and $649, respectively relating to its operating lease agreements. For the three and nine months ended September 30, 2021, the Company recorded operating lease costs of $71 and $211, respectively relating to its operating lease agreements.

The 225 Lease includes a leasehold improvement allowance of $877. As of September 30, 2022, all amounts related to the improvement allowance have been received.

11. Income Taxes

The Company recorded a net benefit for income taxes of $3,833 and $3,713 for the three and nine months ended September 30, 2022. The benefit for income taxes was primarily the result of changes in estimates between the Company's initial provision for 2021 income taxes and the actual amounts reflected in income tax returns as filed.

The Company recorded a provision for income taxes of $6,100 and $13,300 for the three and nine months ended September 30, 2021. The tax expense recorded in the three and nine months ended September 30, 2021 is due to the application of a year-to-date effective tax rate rather than an annual effective rate estimated for the entire year as the Company determined that using a year-to-date approach resulted in a better estimate of its income tax expense/benefit. The Company used a year-to-date effective tax rate during the three and nine months ended September 30, 2021 due to a change in forecast resulting in the Company anticipating federal and state taxable income for the year, while maintaining a full valuation allowance on its net deferred tax assets, as it is more likely than not that any future benefit beyond 2021 will not be realized.

12. Commitments and Contingencies

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

13. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of each participant’s eligible compensation. During the three and nine months ended September 30, 2022, the Company recognized expense of $97 and $463 relating to matching contributions under the 401(k) Plan. During the three and nine months ended September 30, 2021 the Company recognized expense of $102 and $178, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is a party to a consulting agreement with an entity controlled by one of its directors. This agreement, which was entered into in May 2021, provides for an annual retainer of $110. The Company recognized expense in connection with this consulting agreement in the amount of $27 and $81, respectively, for the three and nine months ended September 30, 2022. The Company recognized expense in connection with this consulting agreement in the amount of $27 and $41, respectively, for the three and nine months ended September 30, 2021.

In May 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of zero and $1 in connection with this consulting agreement for the three and nine months ended September 30, 2022.

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

Overview

We are a clinical stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections. Leveraging our deep understanding of nucleos(t)ide chemistry, biology and virology and the expertise of our experienced management and scientific team, we have built a proprietary purine nucleos(t)ide prodrug platform to develop novel product candidates to treat single stranded ribonucleic acid viruses, which are a prevalent cause of severe viral diseases. Currently, we are focused on the development of orally available, potent, and selective nucleos(t)ide prodrugs for difficult to treat, life-threatening viral infections, including SARS-CoV-2, the virus that causes COVID-19, dengue virus, chronic hepatitis C infection (“HCV”), and respiratory syncytial virus (“RSV”).

COVID-19

Despite the availability of vaccines, vaccine boosters and therapeutics for the treatment of COVID-19, COVID-19 remains a leading cause of death in the United States with approximately 350 to 400 persons dying daily from COVID-19 and its complications. Populations at the highest risk of death or hospitalization include the elderly (80 years and older), older adults (65 years and older) with COVID-19 risk factors and persons who are immunocompromised.

COVID-19 – Bemnifosbuvir

Our most advanced product candidate for the treatment of COVID-19 is bemnifosbuvir, an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor. Bemnifosbuvir has a unique dual mechanism of action at both the RNA-dependent RNA polymerase (RdRp) and NiRAN active sites on the highly conserved SARS-CoV-2 RNA polymerase.

SUNRISE-3 Phase 3 Clinical Trial

Prior to the end of 2022, we expect to initiate our SUNRISE-3 Phase 3 clinical trial evaluating bemnifosbuvir administered concurrently with locally available standard of care ("SOC"). The study is designed to enroll at least 1,500 high-risk non-hospitalized patients with mild or moderate COVID-19, with a global footprint consisting of approximately 300 clinical trial sites throughout the United States, Europe, Japan and rest of the world. Patients will be randomized 1:1 to receive either bemnifosbuvir 550 mg twice-daily (BID) plus locally available SOC or placebo BID plus locally available SOC for five days.

The trial will enroll patients 80 years old and older, patients 65 years old and older with at least one major COVID-19 risk factor, and immunocompromised patients 18 years old and older, all regardless of COVID-19 vaccination status.

The trial will be comprised of two populations being the supportive care population and the combination population. The supportive care population will include patients who do not qualify for an authorized oral antiviral treatment or are located in a region where oral antivirals are not locally available. The combination antiviral population will include patients who receive combination therapy being bemnifosbuvir plus SOC consisting of other compatible COVID-19 antivirals.

The primary endpoint of the study is all-cause hospitalization or death through Day 29 in the supportive care population in at least 1,300 patients. Secondary endpoints in each patient population include: COVID-19 complications, medically attended visits, symptom rebound / relapse and viral load rebound.

Previously reported topline results from our MORNINGSKY Phase 3 clinical trial demonstrated a 71% reduction in hospitalization (2.9% versus 10%) (p=0.047, unadjusted, exploratory) in the bemnifosbuvir arm (n=137) versus placebo (n=70). In the MORNINGSKY trial, the primary endpoint, time to symptom alleviation, was not achieved. There were no deaths in the trial.

MORNINGSKY was a randomized, double-blind, multi-center, placebo-controlled Phase 3 trial designed to evaluate the antiviral activity, safety and pharmacokinetics of bemnifosbuvir in up to 1,400 patients randomized 2:1 to receive bemnifosbuvir 550 mg twice-daily (BID) or placebo in an outpatient setting. The study was closed out early in December 2021 having enrolled and treated 216 patients of which 207 were evaluable for efficacy. Atea plans to publish the full results of this study in a scientific journal.

COVID-19 Protease Inhibitor Program

As part of a multipronged approach against COVID-19, we are advancing an internal program focused on the discovery of second-generation protease inhibitors that have clinical profiles well suited for combination therapy with bemnifosbuvir. As part of this effort, our target profile is a protease inhibitor that is highly potent, has a good safety profile with limited drug-drug interactions and does not require a booster (e.g., ritonavir). The optimization of lead compounds is ongoing for selection of a candidate to further advance toward the clinic.

HCV - Bemnifosbuvir in combination with ruzasvir

Hepatitis C viral (HCV) infection is a leading cause of chronic liver disease and liver transplants.

For the treatment of chronic HCV infection, we are advancing a novel combination of bemnifosbuvir and ruzasvir, an investigational nonstructural protein 5A (NS5A) inhibitor that we exclusively in-licensed from Merck in December 2021. As single agents, both bemnifosbuvir and ruzasvir have demonstrated potent pan-genotypic antiviral activity against HCV. We expect to submit clinical trial applications to regulatory authorities prior to year end 2022 in anticipation of initiating a Phase 2 combination study of bemnifosbuvir and ruzasvir.

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

We are currently conducting the global Phase 2 DEFEND-2 (DEngue Fever END) study of AT-752 for the treatment of dengue. The randomized, double-blind, placebo-controlled study is designed to evaluate multiple doses of AT-752 in three cohorts with each cohort consisting of 20 adult patients infected with dengue. The primary objective of the study is to evaluate antiviral activity, with change from baseline in dengue virus (DENV) viral load as the primary endpoint [DENV RNA by reverse transcription-polymerase chain reaction (RT-PCR)].

In addition to the DEFEND-2 study, we are currently conducting a dengue human challenge trial. This trial, which is being run exclusively in the United States, is designed to evaluate the effect of AT-752 in healthy volunteers who are challenged with an attenuated DENV-1 virus strain after receiving AT-752 or placebo.

The FDA has granted Fast Track Designation to AT-752 for the treatment of dengue infection. The FDA’s Fast Track Designation is designed to facilitate the potentially expedited development and review of new drugs and biologics that are intended to treat serious or life-threatening conditions and demonstrate the potential to meet unmet medical needs.

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

Financial Operations Overview

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $665.0 million. Net cash used in operating activities was $99.4 million for the nine months ended September 30, 2022.

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
•
continue discovery and IND-enabling activities in anticipation of nominating a protease inhibitor product candidate for the treatment of COVID-19;
•
initiate clinical development of bemnifosbuvir in combination with a protease inhibitor for the treatment of COVID-19;
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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. These costs represented a material portion of our total expenses through March 31, 2022. During the three months ended September 30, 2022, we recorded a reduction to research and development expenses of $14.5 million related to a credit received from Roche. The credit recorded was the result of changes in estimated amounts originally reported by Roche and subsequently adjusted following the close out of certain activities conducted by Roche during the period in which we and Roche shared costs.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
COVID-19 external costs	$(10,243)	$28,515	$6,724	$75,469
Dengue external costs	2,577	3,214	8,440	6,806
HCV external costs	963	1,338	4,700	1,378
RSV external costs	588	609	1,654	1,552
Internal research and development costs	11,020	9,343	32,878	24,189
Total research and development costs	$4,905	$43,019	$54,396	$109,394

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

We anticipate that our general and administrative expenses may increase as a result of increased personnel costs, expanded infrastructure, increased consulting, legal and accounting services costs associated with complying with Nasdaq and SEC requirements and increased investor relations costs as the company continues to grow.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$32,811	$(32,811)
Operating expenses:
Research and development	4,905	43,019	(38,114)
General and administrative	11,376	11,939	(563)
Total operating expenses	16,281	54,958	(38,677)
Income (loss) from operations	(16,281)	(22,147)	5,866
Interest income and other, net	4,382	53	4,329
Income (loss) before income taxes	(11,899)	(22,094)	10,195
Income tax benefit (expense)	3,833	(6,100)	9,933
Net income (loss) and comprehensive income (loss)	$(8,066)	$(28,194)	$20,128

Revenue

Collaboration revenue for the three months ended September 30, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, following receipt in November 2021 of the notice from Roche terminating the agreement, we recognized all remaining revenue in 2021. We had no collaboration revenue for the three months ended September 30, 2022

Research and Development Expenses

Research and development expenses decreased by $38.1 million from $43.0 million for the three months ended September 30, 2021 to $4.9 million for the three months ended September 30, 2022. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses recorded for the Roche cost share agreement for the three months ended September 30, 2021 were $25.3 million compared to a credit of $14.5 million recorded for the three months ended September 30, 2022. Partially offsetting the decrease in research and development expenses was an increase of $1.7 million related to salaries and bonuses, benefits and stock-based compensation expense for our research and development employees and consulting fees and other research and development expenses.

General and Administrative Expenses

General and administrative expenses remained relatively consistent at approximately $11.9 million for the three months ended September 30, 2021 and $11.4 million for the three months ended September 30, 2022.

Interest Income and Other, Net

Interest income and other, net, increased by $4.4 million from less than $0.1 million for the three months ended September 30, 2021 to $4.4 million during the three months ended September 30, 2022. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded a net benefit for income taxes of $3.8 million for the three months ended September 30, 2022 compared to a provision for income taxes of $6.1 million for the three months ended September 30, 2021. The net benefit recorded for the three months ended September 30, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. For the three months ended September 30, 2021, we recorded income tax expense related to pre-tax income earned primarily due to amounts received from the Roche License Agreement.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$159,187	$(159,187)
Operating expenses:
Research and development	54,396	109,394	(54,998)
General and administrative	36,355	32,597	3,758
Total operating expenses	90,751	141,991	(51,240)
Income (loss) from operations	(90,751)	17,196	(107,947)
Interest income and other, net	5,560	162	5,398
Income (loss) before income taxes	(85,191)	17,358	(102,549)
Income tax benefit (expense)	3,713	(13,300)	17,013
Net income (loss) and comprehensive income (loss)	$(81,478)	$4,058	$(85,536)

Revenue

Collaboration revenue for the nine months ended September 30, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, following receipt in November 2021 of the notice from Roche terminating the agreement, the Company recognized all remaining revenue in 2021. We had no collaboration revenue for the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses decreased by $55.0 million from $109.4 million for the nine months ended September 30, 2021 to $54.4 million for the nine months ended September 30, 2022. Research and development expense primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses decreased from the nine months ended September 30, 2021 to the nine months ended September 30, 2022 primarily due to a reduction in the amount of $68.0 million related to our share of costs incurred by Roche including a credit of $14.5 million for the nine months ended September 30, 2022. This reduction was offset by a $5.0 million increase related to costs associated with dengue and HCV development activities. Partially offsetting the decrease in external research and development expenses was an increase of $8.7 million related to internal expenses, including $3.9 million related to salaries, bonuses, benefits, $3.6 million related to stock-based compensation expense for our research and product development employees and $1.2 million related to consulting fees and other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $3.8 million from $32.6 million for the nine months ended September 30, 2021 to $36.4 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily due to an increase in payroll and personnel-related expenses of $3.8 million, including salaries, bonuses, benefits and stock-based compensation expense. In addition, there was an increase of $0.4 million for other general and administrative expenses.

Interest Income and Other, Net

Interest income and other, net, increased by $5.4 million from $0.1 million during the nine months ended September 30, 2021 to $5.5 million for the nine months ended September 30, 2022 primarily as a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded a net benefit for income taxes of $3.7 million for the nine months ended September 30, 2022 compared to a provision for income taxes of $13.3 million for the nine months ended September 30, 2021. The net benefit recorded for the nine months ended September 30, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. For the nine months ended September 30, 2021, we recorded income tax expense related to pre-tax income earned primarily due to amounts received from the Roche License Agreement.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2022, we had cash, cash equivalents and marketable securities of $665.0 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through at least 2025.

We entered into an open market sales agreement, or the Sales Agreement, with Jeffries, LLC, or Jeffries, in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. We have agreed to pay Jeffries a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of September 30, 2022, no shares have been issued under the Sales Agreement.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in):
Operating activities	$(99,437)	$(11,582)
Investing activities	(488,898)	—
Financing activities	370	1,323
Net increase (decrease) in cash, cash equivalents and restricted cash	$(587,965)	$(10,259)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended 30, 2022 was $99.4 million. Cash used in operating activities was primarily due to net loss of $81.5 million and a net decrease in accounts payable and accrued expenses of $42.5 million, an increase in unbilled accounts receivable of $4.5 million and prepaid expenses of $4.5 million and amortization of premium and discounts on marketable securities of $2.5 million, partially offset by stock-based compensation of $35.1 million.

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

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 was $488.9 million and consisted of purchases of fixed assets of $1.9 million and purchases of marketable securities of $487.0 million.

There were no cash flows from investing activities for the nine months ended September 30, 2021.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022 and consisted of proceeds from the exercise of stock options and shares purchased under the Company's ESPP.

Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2021 and consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the nine months ended September 30, 2022 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2021. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those discussed in our Annual Report on Form 10-K except for as noted below.

Cash and Cash Equivalents

We consider all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. Our cash equivalents include money market funds and commercial paper, which are highly liquid and have strong credit ratings. These investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

Marketable Securities

Our investment strategy is focused on capital preservation. We invest in instruments that meet the credit quality standards outlined in our investment policy. Marketable securities consist of investments with maturities greater than three months. Marketable securities include U.S. treasury obligations, U.S. agency obligations, corporate debt, commercial paper and asset-backed securities. We classify all of our marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income within stockholders’ equity. Amortization and accretion of discounts and premiums are recorded as interest income.

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. ASC 820, Fair Value Measurement, establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1—Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Concentration of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash equivalents and marketable securities. Under its investment policy, the Company limits amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the U.S. government. The Company does not believe that it is subject to any significant concentrations of credit risk from these financial instruments. The Company has no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2022, we had cash, cash equivalents and marketable securities of $665.0 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of U.S. interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Final clinical results reported from the Phase 2 study in high-risk hospitalized patients (n=83) showed that the overall rate of disease progression was low, which we believe had an impact on the ability to assess the primary endpoint of progression of respiratory insufficiency (PRI) rate. More specifically, these results, suggest potential clinical benefit showing a 7.5% PRI rate for bemnifosbuvir 550 mg BID versus a 10% PRI rate for placebo (primary endpoint). There were three deaths in the study, no deaths were reported with patients treated with bemnifosbuvir versus three deaths reported with placebo. Final virology results (secondary endpoint) were consistent with previously reported interim data from this study. Bemnifosbuvir was generally well tolerated with no drug related serious adverse events and no adverse events leading to treatment discontinuation.

Given these results, we are advancing the development of bemnifosbuvir for the treatment of COVID-19 in high risk non-hospitalized patients pursuing both a mono- and combination strategy. We have designed and are currently engaged in activities to initiate a global, randomized, double blind placebo controlled Phase 3 clinical known as SUNRISE-3. We are also engaged in the discovery of a proprietary protease inhibitor that could potentially be combined with bemnifosbuvir for the treatment of COVID-19. We do not know if either of these approaches will be successful.

While, we have begun to internally develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir, these efforts are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts may be permitted to enter clinical development. Alternatively, we may in-license or acquire the rights to develop and commercialize a protease inhibitor drug candidate from a third-party. Proposing, negotiating and implementing acquisition or in-license of a protease inhibitor or any other product candidate that may be combined with bemnifosbuvir for the potential treatment of COVID-19 may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of such product candidates. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, if at all.

In addition, clinical trials evaluating combination regimens such as the one we are proposing with the combination of bemnifosbuvir and a protease inhibitor are subject to additional risks, including the potential requirement to sufficiently demonstrate the effect, if any, of each constituent component of the combination regimen to the satisfaction of the United States Food and Drug Administration (“FDA”) or other regulatory authorities.

We have committed and plan to continue to commit significant financial and personnel resources to the development of bemnifosbuvir as a mono- and combination therapy for the treatment for COVID-19 (each, a “bemnifosbuvir COV19 product candidate”). If we are unable to successfully develop one or more bemnifosbuvir COV19 product candidates, we will have taken resources away from other development programs and will not be able to recuperate the resources dedicated to developing bemnifosbuvir COV19 product candidates, which could have a material adverse impact on our business. If we are unable to complete the SUNRISE-3 clinical trial or if data from our Phase 3 SUNRISE-3 clinical trial and other clinical trials are not supportive of further development or commercialization of one or more bemnifosbuvir COV19 product candidates, or the investor community otherwise has a negative reaction to the data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while we believe there is currently an urgent need for oral antiviral treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided. If the pandemic were to dissipate, whether due to a significant decrease in the number or severity of new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business could be adversely impacted.

A bemnifosbuvir COV19 product candidate, even if successfully developed and approved, is expected to face significant competition from other treatments and vaccines for COVID-19 which have been authorized or approved for use or are in development.

Many biotechnology and pharmaceutical companies are developing treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities.

For example, in November 2021, LagevrioTM, or molnupiravir, an orally administered direct-acting antiviral, being developed by Merck and Ridgeback Biotherapeutics (“Ridgeback”) for the treatment of adults with mild to moderate COVID-19 in the outpatient setting received conditional marketing authorization for use from the health authorities in the United Kingdom. In December 2021, the FDA issued an emergency use authorization for Lagevrio for the treatment of mild-to-moderate COVID-19 in certain adults who are at high-risk for progression to severe COVID-19, including hospitalization or death. Merck and Ridgeback have obtained similar authorizations from numerous other global health authorities. In December 2021, the FDA issued an emergency use authorization for Paxlovid™, an orally administered direct-acting antiviral being developed by Pfizer Inc. (“Pfizer”) consisting of nirmatrelvir, a protease inhibitor, and ritonavir, for the treatment of adults with mild to moderate COVID-19 in the outpatient setting. In January 2022, the European Medicines Agency recommended conditional marketing authorization for Paxlovid.

Other products for the treatment of COVID-19 are currently authorized for use or approved by health regulatory authorities in numerous countries throughout the world. These products include the antiviral drug Veklury® (remdesivir), a direct acting antiviral marketed by Gilead Sciences, Inc. for the treatment of COVID-19 for certain patients requiring hospitalization.

In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 have been approved or authorized for emergency use by the FDA. Vaccine manufacturers, including Pfizer and BioNTech and Moderna, Inc. (“Moderna”) have also created, developed and received regulatory authorization in a number of jurisdictions for the use of vaccine “boosters,” which are intended to extend the immunizing effect initiated with the administration of the initial vaccine regimen.

Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Enanta Pharmaceuticals, Inc., Gilead Sciences, Inc., Shionogi & Co., Ltd., Aligos Therapeutics, Inc., Pardes Biosciences, Inc., Ascletis pharma, Inc., and others in Asia.

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

The global emergence of variants and subvariants of SARS-CoV-2, including the Delta and Omicron variant and subvariants such as BA.2 and BA.2.12.1, BA.4, BA.5, and more recently BA.4.6, BA.2.75.2, BQ.1 and BQ.1.1 has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. In the United States, travel bans and government stay-at-home orders in response to the initial outbreak caused widespread disruption in business operations and economic activity. Governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures, including suggested or mandated “shelter-in-place” orders, adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, contributed to an economic downturn in the United States. Future resurgences in cases may result in renewal of measures, many of which are currently relaxed, that are intended to reduce the spread of COVID-19. In response to the public health directives and orders and to help minimize the risk of COVID-19 for our employees, we have taken precautionary measures, including implementing work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, have taken similar precautionary measures. At times during the pandemic, these measures have disrupted our business and delayed certain of our clinical programs and timelines. For example, our Phase 1/2a clinical trial in patients with hepatitis C virus (“HCV”) was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the trial was to be conducted

The impact to our operations due to elongation or resurgence of the COVID-19 pandemic could be severe and could negatively affect our business, financial condition and results of operations. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our clinical trial timelines, our ability to enroll subjects for clinical trials and obtain materials that are required for the manufacture of our product candidates, and our ability to raise capital.

The COVID-19 pandemic or other public health crises may materially and adversely affect our clinical trials.

As a result of the COVID-19 pandemic or other public health crises, we may experience additional disruptions that could severely impact our clinical trials, including but not limited to:

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
•
diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic or other public health crises, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
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
•
changes in local regulations as part of a response to the COVID-19 pandemic or other public health crises that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
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

In connection with our development of a combination bemnifosbuvir COV19 product, we expect to be required to conduct earlier-stage trials before we can advance to any late- or pivotal-stage clinical trials, and therefore will require additional time and resources, including the resources required to discover or acquire a product or product candidate that we can evaluate in combination with bemnifosbuvir. If we successfully develop and obtain approval of any product candidate, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

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

Additionally, as a further result of the termination of the Roche License Agreement, we will not receive any other revenue from Roche beyond the upfront payment we received in 2020 and the milestone payment we received in 2021. Accordingly, you should not rely upon the results included in this report or reports for any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we do not expect to maintain profitability in 2022 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the nine months ended September 30, 2022 and the year ended December 31, 2021, our operating expenses were $90.8 million and $213.0 million, respectively. In 2021, as a result of the termination by Roche of the Roche License Agreement, which resulted in the recognition of revenue for accounting purposes associated with the deferred revenue balance associated with upfront payment and the milestone payment we received from Roche, we recorded operating income for the year ended December 31, 2021. For the nine months ended September 30, 2022, we have not recorded any operating income and do not expect to realize operating income in 2022 or for the foreseeable future.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities. We expect to continue to incur significant additional operating expenses and to incur operating losses in the remainder of 2022 and for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, discover or acquire and develop product candidates, including any product candidate we may seek to combine with bemnifosbuvir for the potential treatment of COVID-19, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the United States or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. As we advance our Phase 3 SUNRISE-3 clinical trial we expect our expenses will increase substantially. Additionally, our expenses will also increase substantially if or as we:

•
initiate clinical trials of a bemnifosbuvir combination regimen for the treatment of patients with COVID-19;
•
advance the development of our other product candidates, including the ongoing clinical development of AT-752 for the treatment and prevention of dengue, our planned clinical development of bemnifosbuvir in combination with ruzasvir for the treatment of HCV, and the preclinical development of potential other product candidates, including for the treatment of RSV;
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
•
make milestone, royalty or other payments under the license agreement we entered into in December 2021 with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) with respect to the development and commercialization of ruzasvir and any future in-license agreements relating to other product candidates; and
•
incur additional legal, accounting and other expenses in operating our business as a public company.

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require additional preclinical and/or clinical development, regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to incur operating expenses and use cash for operating activities for the foreseeable future. These operating expenses and use of cash have had, and will continue to have, an adverse effect on our working capital. Additionally, we expect to incur operating losses in foreseeable future periods.

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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses to in connection with the conduct of the Phase 3 SUNRISE-3 clinical trial. Additionally, we anticipate to incur substantial expenses in connection with the clinical development of a combination bemnifosbuvir COV19 product candidate and, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue. Additionally, we expect to incur significant expenses in the future in connection with clinical trials for other product candidates and in our efforts to identify new product candidates, through internal discovery efforts or through acquisition or licensing.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements through at least 2025. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

Our future capital requirements depend on many factors, including but not limited to:

•
the timing of and costs associated with discovery, license or acquisition of a protease inhibitor or another direct acting antiviral product candidate to combine with bemnifosbuvir and develop for the treatment of patients with COVID-19;
•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular our Phase 3 SUNRISE-3 clinical trial;
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
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure which are anticipated in connection with the enactment of the Inflation Reduction Act of 2022 ("IRA") and other legislation and regulations that may be subsequently enacted;
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

We cannot be certain that additional funding will be available on acceptable terms, or at all. The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives

We have not generated any revenue from product sales and may not be able to achieve profitability.

Due to the recognition of revenue for accounting purposes of certain payments we received under the terminated Roche License Agreement, we recognized operating income for the year ended December 31, 2021, however, our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. Other than from the Roche License Agreement, we have not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely initiation and completion of our Phase 3 SUNRISE-3 clinical trial, other clinical trials of our bemnifosbuvir COV19 product candidates, bemnifosbuvir and ruzasvir, and AT-752, our preclinical studies and other future clinical trials, which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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

For fiscal year 2021, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to develop one or more bemnifosbuvir COV19 product candidates. If we are not successful in developing a bemnifosbuvir COV19 product candidate, our business will be harmed. Our business is also highly dependent on the success of our other most advanced product candidates, including the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and AT-752 for the treatment of dengue, each of which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop one or more bemnifosbuvir COV19 product candidates and to develop, obtain regulatory approval for and successfully commercialize the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment of dengue. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate. Among other things, this effort will require the successful completion of our Phase 3 SUNRISE-3 clinical trial and additional nonclinical and clinical development and the incurrence of expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir for the treatment of COVID-19. COVID-19, while currently a global pandemic, is unpredictable and therapies, including any bemnifosbuvir COV19 product candidate, may be adversely impacted up to the point of obsolescence by the emergence of new variants or subvariants. Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and AT-752 for the treatment and prevention of dengue, each of which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. For example, each of a prior Phase 2 clinical trial and the Phase 3 MORNINGSKY clinical trial evaluating bemnifosbuvir for the treatment of COVID-19 in outpatients failed to meet its primary endpoint in the overall study population. Further, our development of any product candidate may be delayed, which may affect our ability to successfully commercialize such product candidate.

If our competitors develop products to treat diseases and, if applicable, specified patient populations which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace. Nor can we be certain that, if approved, the safety and efficacy profile of our product candidates will be consistent with the results observed in clinical trials or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of our most advanced product candidates or in developing our bemnifosbuvir COV19 product candidate, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. This may be particularly true in the development of therapeutics for the treatment of COVID-19, including our development of bemnifosbuvir COV19 product candidates, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the MORNINGSKY study upon which we have relied to continue clinical development, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. To date, we have not completed any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that our Phase 3 SUNRISE-3 clinical trial or any of our other planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include but are not limited to:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, the rate of incidence, testing and diagnosis of COVID-19, changes in the standard of care for the treatment of COVID-19, which is rapidly evolving due to the mutation of the virus, rapidly increasing knowledge being obtained by healthcare providers, rates and durability of vaccines, and availability of an increasing number of therapeutic options, may impact the initiation or successful completion of our Phase 3 SUNRISE-3 clinical trial and our other COVID-19-related clinical trials.

Any inability to successfully initiate or complete our Phase 3 SUNRISE-3 clinical trial or our other ongoing and planned clinical trials could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any approved products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Further, conducting clinical trials in foreign countries, as we are currently doing with our dengue clinical trials, are planning to do for the Phase 3 SUNRISE-3 clinical trial and otherwise expect to continue doing for our other product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Combination therapies are commonly used for the treatment of viral infections. We are currently planning to develop combination therapies for the treatment of COVID-19 and HCV. Developing combination therapies exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

For the treatment of COVID-19 patients, in addition to our development of bemnifosbuvir as a monotherapy, we anticipate to develop a combination product consisting of bemnifosbuvir and a protease inhibitor that is currently the subject of internal discovery efforts. For the treatment of HCV, we are currently pursuing development of bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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

A Fast Track Designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received Fast Track Designation for AT-752 for the treatment of dengue infection and may seek such designation for certain of our other product candidates.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track Designation. The sponsor of a product candidate that has received Fast Track Designation may have opportunities for more frequent interactions with the FDA review team during product development and, once a New Drug Application (“NDA”) is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

The FDA has broad discretion whether or not to grant Fast Track Designation to any particular product candidate. As a result, we may seek such Fast Track Designation for other product candidates, including our COVID-19 product candidate, but cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track Designation have nevertheless failed to obtain approval.

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

If we are unable to identify and successfully develop and commercialize additional suitable product candidates, this would adversely impact our business strategy and our financial position.

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly bemnifosbuvir COV19 product candidates, bemnifosbuvir in combination with ruzasvir for the treatment of HCV and AT-752 for the treatment and prevention of dengue, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

If we decide to submit an NDA seeking accelerated approval or receive an expedited regulatory designation for our product candidates, there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all. Failure to obtain accelerated approval or any other form of expedited development, review or approval for a product candidate would result in a longer time period prior to commercialization of such product candidate, if any, and could increase the cost of development of such product candidate, which could harm our competitive position in the marketplace.

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or any future collaboration partners from obtaining approvals for the commercialization of any product candidate we develop.

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the United States and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. Our development programs are early-stage and we have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that none of the product candidates we are developing or that we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial and other COVID-19 clinical trials, we may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA only under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Currently there are two oral direct acting antivirals Paxlovid™(nirmatrelvir and ritonavir) and LAGEVRIO® (molnupiravir) authorized for emergency use for high risk COVID-19 patients.

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

Therefore, even if, upon presentation of the data from our Phase 3 SUNRISE-3 clinical trial and other COVID-19 clinical trials, we should obtain an EUA or other emergency authorizations for a bemnifosbuvir COV19 product candidate, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, until, if ever, we receive NDA approval for such product. Any cessation of commercialization activities would adversely impact our business, financial condition and results of operations.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and as an organization we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved antiviral products are well established in the medical community for the treatment of HCV and in the U.S., two oral antivirals, Paxlovid and Lagevrio, are currently authorized for the treatment of COVID-19, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

As a part of the clinical trial regulatory submission process, in many countries, we are required to provide local insurance coverage covering claims that persons associated with the clinical trial may assert if they are or believe they are injured as a result of participation in the clinical trial or contact with the investigational product candidate being studied in the clinical trial. These local insurance policies can be time consuming to obtain which may delay the anticipated start of a clinical trial in a particular country. Additionally, these local insurance policies may not cover all the claims an injured party may assert and may be insufficient to cover the losses associated with our defense of the claim and any judgement against us that may result.

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments are for claims not covered by or are in amounts that exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Operating as a public company has and may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss data from completed, ongoing or planned preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation and oversight by the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective equivalents outside of the United States. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding United States regulation.

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

Enacted and future healthcare legislation and policies may increase the difficulty and cost for us to commercialize our product candidates and could adversely affect our business.

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
•
a new Medicare Part D coverage gap discount program, requiring manufacturers to agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•
increases and changes in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•
extension of a manufacturer’s Medicaid rebate liability to covered outpatient drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2031.Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Most significantly, on August 16, 2022, President Biden signed the IRA into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated, and while the impact of the IRA on the pharmaceutical industry and our business cannot yet be fully determined, it is likely to be significant.

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Enacted and future legislation and policies may increase the difficulty and cost for us to obtain marketing approval of our product candidates and could adversely affect our business.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but in July 2020 the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). While the CJEU upheld the adequacy of the SCCs, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place, however, the nature of these additional measures is currently uncertain. The CJEU went on to state that if a competent supervisory authority believes that the SCCs cannot be complied with in the destination country and the required level of protection cannot be secured by other means, such supervisory authority is under an obligation to suspend or prohibit that transfer. The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers since September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. The revised SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the

UK’s Information Commissioner’s Office has published new data standard contracts for transfers from the UK under the UK GDPR. This new documentation will be mandatory for relevant data transfers beginning on September 21, 2022, existing standard contractual clauses arrangements must be mitigated to the new documentation by March 21, 2024. This and other recent developments are likely to require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to and in the United States. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Most healthcare providers in the U.S., including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Even when HIPAA does not apply, according to the Federal Trade Commission (the “FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

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

Our industry has been characterized by extensive research and development efforts, rapid developments in technologies, intense competition and a strong emphasis on proprietary products. We expect our product candidates to face intense and increasing competition as new products enter the relevant markets and advanced technologies become available. We face potential competition from many different sources, including pharmaceutical, biotechnology and specialty pharmaceutical companies. Academic research institutions, governmental agencies and public and private institutions are also potential sources of competitive products and technologies. Our competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. Many of these competitors may also have products already approved or in development in the therapeutic categories that we are targeting with our product candidates. In addition, many of these competitors, either alone or together with their collaborative partners, may operate larger research and development programs or have substantially greater financial resources than we do, as well as greater experience in:

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes resulting from legislative actions, including the recently enacted IRA. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

In addition, during the pendency of the public health emergency declared by the Secretary of HHS in March 2020 at the outset of the COVID-19 pandemic, the U.S. federal government has been a primary purchaser of therapeutics for the treatment of COVID-19. Even if we succeed in developing a bemnifosbuvir COV19 product candidate, we may not be able to compete effectively if such product does not satisfy government procurement requirements and our future results of operations may be adversely impacted if government procurement needs for such products decline due to over-saturated supply, reduced patient demand or reduced appropriations for such purchases. Additionally, it is uncertain for how long the U.S. federal government will remain a primary purchaser of COVID-19 therapeutics. Recently, there have been announcements regarding the intention of the U.S. federal government to transition the procurement and distribution of COVID-19 therapeutics, vaccines and diagnostic tests to the commercial market. The time at which this transition will occur is uncertain and is subject to many conditions including among others whether substantial incremental appropriations will be available to further fund the U.S. federal government COVID-19 response. The effects of such a transition from U.S. federal government procurement and distribution to commercial market channels are many and will likely include discontinuation of free or heavily subsidized access by U.S. persons to COVID-19 therapeutics, vaccines and diagnostics. Such changes in patient access may affect product utilization and could limit our ability to successfully commercialize our product candidates and obtain a satisfactory financial return on our product candidates in this therapeutic space.

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

Foreign sales of any product for which we obtain approval could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials and our research activities, preclinical and clinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts. For example, in 2022, we began to manufacture ruzasvir, the product candidate we licensed in December 2021 from Merck. Until such time, if ever, as we have successfully manufactured a sufficient quantity of ruzasvir clinical trial material, we will be unable initiate patient enrollment in the planned HCV clinical trials of the combination of bemnifosbuvir and ruzasvir.

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

For AT-752 and ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of a natural disaster, pandemics, trade disruptions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

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

In order to conduct clinical trials of our product candidates and commercialize any approved product, our manufacturers need to manufacture them in large quantities. However, they may be unable to successfully increase the manufacturing capacity for any of our product candidates or products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of these product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting products may be delayed or not obtained, which could significantly harm our business. Supply sources could be interrupted from time to time and, if interrupted, would disrupt our manufacturers’ ability to manufacture our product candidates at the scale required. If we are unable to meet the clinical or commercial supply need for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop our product candidates and commercialize our products successfully.

We do not have multiple sources of supply for all of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of our product candidates. If we obtain regulatory approval for any of our product candidates, we would need to expand the supply of their components in order to commercialize them.

We do not have multiple sources of supply for all of the components used in the manufacturing of bemnifosbuvir, AT-752 or ruzasvir or any of our other product candidates. For AT-752 and ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements and similar regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

We are dependent on third parties to conduct critical aspects of our Phase 3 SUNRISE-3 clinical trial, our preclinical studies and our other clinical trials and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the United States. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the license agreement with Merck was terminated, we would be required to discontinue the development, manufacture and commercialization of ruzasvir in combination with bemnifosbuvir, our lead product candidate for the treatment of HCV, unless we could enter into another agreement with Merck potentially at a premium. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials by our CMOs and medical and biological materials by our CROs. Our CMOs and CROs are subject to federal, state and local laws and regulations in the United States and in the countries in which they operate governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our CMOs’ and CROs’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from the improper handling of medical and biological or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We expect to experience significant growth over time in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory and clinical affairs and sales, marketing and distribution. To manage our growth activities, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team, as a group, in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. As we expand our company, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including but not limited to:

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

As of November 1, 2022, we had 68 full-time employees. Our focus on the clinical development of product candidates in three distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the capital markets and is expected to have further global economic consequences. These conditions may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Political unrest, such as the current situation with Ukraine and Russia, may also cause volatility and disruption in the global economy. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of September 30, 2022. Therefore, these stockholders may, if acting together, have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by our customers or third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. We believe this risk is especially relevant for us given our significant stock price volatility in 2021.

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

Our stock price has been and is likely to remain volatile. Extreme fluctuations have occurred in our stock price with closing prices in 2021 ranging from a high of $88.44 on February 8, 2021 to a low of $7.67 on November 23, 2021 and in 2022, to a low of $5.18 on October 19, 2022.

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

The remaining net proceeds from our IPO have been invested primarily in money market accounts and marketable securities. There has been no material change in the expected use of the net proceeds from our initial public offering as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 29, 2020.

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

ATEA PHARMACEUTICALS, INC.

Date: November 7, 2022	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2022	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)