Form 10-K
period 2022-12-31
Atea Pharmaceuticals, Inc.
filed 2023-02-28
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $537,283,731.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2023 was 83,341,574.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical development timelines and results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” "on track," “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

•
our expectations relating to clinical trials for our product candidates, including projected costs, study designs and the timing for initiation, recruitment, completion, and reporting top-line data;
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
•
our manufacturing and commercialization capabilities and strategy;
•
our estimates regarding future revenue, expenses and results of operations;
•
the progress of, timing of and amount of expenses associated with our research, development and commercialization activities;
•
our future financial position, capital requirements, needs for additional financing and the availability of such financing;
•
our business strategy;
•
developments relating to our industry and our competitors, including competing treatments and vaccines for diseases we are treating;
•
our expectations regarding federal, state and foreign laws and regulations;
•
our ability to attract, motivate, and retain key personnel; and
•
the impact on our business as COVID-19 becomes endemic.

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
•
If approved, bemnifosbuvir will face significant competition from other treatments for COVID-19 that are currently marketed or are in development.
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
•
We have incurred significant operating expenses since inception. We expect our expenditures will increase for the foreseeable future. We have no products that have generated any commercial revenue and we may never again achieve or maintain profitability.
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
•
Our business is highly dependent on the success of our most advanced product candidates, including bemnifosbuvir. If we fail to successfully develop bemnifosbuvir for the treatment of COVID-19 or the combination of bemnifosbuvir and ruzasvir for the treatment of hepatitis C or we are unable to obtain regulatory approval or successfully commercialize any of our product candidates, or are significantly delayed in doing so, our business will be harmed.
•
The regulatory approval processes of the US Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities are lengthy, expensive, time-consuming and inherently unpredictable.
•
Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
•
We intend to develop certain of our product candidates in combination with other product candidates that we discover or acquire, which exposes us to additional risks.
•
Our product candidates may be associated with serious adverse events, undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.
•
We currently conduct and may in the future conduct clinical trials of our product candidates in sites outside the United States ("US"). The FDA may not accept data from trials conducted in foreign locations.
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
•
Risks related to intellectual property may materially and adversely affect our business and financial results.
•
We have only a limited number of employees, which may be inadequate to manage and operate our business.
•
Our business and operations may suffer in the event of system failures, security breaches, deficiencies or intrusions which could materially affect our results.
•
We may need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
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
•
Increased attention to, and evolving expectations for, environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.
•
Litigation against us could be costly and time-consuming to defend and could result in additional liabilities.
•
Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.
•
Risks related to our common stock may materially and adversely affect our stock price.
•
If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our company.

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing antiviral therapeutics to improve the lives of patients suffering from serious viral infections. We are developing our lead product candidate, bemnifosbuvir, for the treatment of COVID-19, the disease caused by infection with Severe Acute Respiratory Syndrome Coronavirus 2 ("SARS-CoV-2") and its variants. We are also developing bemnifosbuvir in combination with ruzasvir for the treatment of Hepatitis C ("HCV").

COVID-19 has caused a global health crisis resulting in millions of deaths and lingering medical issues for many survivors. While there have been many rapid advances in the prevention and treatment of COVID‑19, due to the limitations of the current vaccine and treatment options, there remains a significant unmet medical need for large numbers of high-risk individuals both in the US and globally. Our COVID-19 strategy is centered on the development of bemnifosbuvir as a monotherapy and potentially as a part of a COVID-19 therapy that combines bemnifosbuvir with another antiviral agent and focuses on these high-risk patients for whom current vaccines and treatments remain inadequate. Our goal is to deliver a safe, effective, and convenient treatment option for individuals that remain vulnerable to hospitalization and death as a result of infection with SARS-CoV-2.

Even with the availability of vaccines and therapeutics, COVID-19 is the third leading cause of mortality in the US after only heart disease and cancer. As of February 15, 2023, the CDC reported that more than 400 persons a day are dying in the US from COVID-19 or related complications. More than 75% of these persons are 65 years and older. Additionally, it has been reported as recently as February 15, 2023, persons 60 years and older account for ~70% of current US hospitalizations associated with COVID-19.

While the US government has recently announced plans to end the declaration of a public health emergency associated with COVID-19, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The reasons contributing to the likelihood of COVID-19 remaining an endemic threat include: (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) limitations of current oral antivirals such as drug-drug interactions, safety concerns and tolerability; (7) uncertain impact of vaccines on transmission; (8) continuing evolution of the virus evading endogenous and vaccine-induced immunity; and (9) diminution of virus transmission mitigation behaviors, such as wearing masks and social distancing.

The continued emergence of SARS-CoV-2 variants that may have greater transmissibility and may cause more severe disease, combined with the diminution of virus mitigation behaviors among others in the general population, together with the consequences that are expected to associate with the end of the public health emergency leave patients for whom current therapeutics are limited particularly vulnerable to the virus and related disease. In view of these factors, we are developing bemnifosbuvir as a potential therapy to meet the needs of these vulnerable patients.

As COVID-19 continues to persist as a serious global endemic disease, we believe that the COVID-19 therapeutic market will remain a multi-billion-dollar opportunity for many years to come with the US continuing to comprise the most significant commercial market. In the US, we anticipate that the COVID-19 commercial market will soon transition from a single government payer to more traditional payer channels such as Medicare, Medicaid and private commercial insurance. We anticipate a major consideration for determining reimbursement by these third party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations.

Bemnifosbuvir

We utilized our team’s expertise and experience, gained from decades of developing innovative antiviral treatments, to design bemnifosbuvir, an investigational, proprietary, potent, and selective, nucleotide polymerase inhibitor, which may be developed as each of a monotherapy and in combination with other antiviral agents. Bemnifosbuvir (AT-527) has been derived from our internal discovery program that combines unique nucleotide scaffolds with novel double prodrugs for the purpose of inhibiting the enzymes central to viral replication. Utilizing this double prodrug moiety approach, we believe that we have been able to maximize formation of the active metabolite of bemnifosbuvir thereby creating an oral antiviral product candidate that is designed to prevent replication of single stranded RNA (“ssRNA”) viruses while avoiding toxicity to host cells. In nonclinical studies we have demonstrated that bemnifosbuvir has a unique mechanism of action that includes both RNA-dependent RNA polymerase (“RdRp”) chain termination and inhibition of the nidovirus RdRp associated nucleotidyltransferase (“NiRAN”) of the SARS-CoV-2 virus and variants. By targeting these highly conserved sites through this unique dual mechanism of action, bemnifosbuvir has the potential to create a high barrier to resistance. Additionally, in in vitro studies we have conducted, bemnifosbuvir maintained its antiviral activity across COVID-19 variants of concern ("VOC"), including all Omicron subvariants tested.

COVID-19 Clinical Studies

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial. SUNRISE-3 is evaluating bemnifosbuvir (550 mg twice-daily ("BID") for five days) in at least 1500 high-risk non-hospitalized patients with mild or moderate COVID-19. The trial will be conducted at clinical trial sites in the US, Europe, Japan, and other regions of the world. The patient population will consist of those at the highest risk for disease progression, including patients ≥ 80 years old, patients ≥ 65 years old with one or more major risk factors, and immunocompromised patients ≥ 18 years old, all regardless of COVID-19 vaccination status.

SUNRISE-3 is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but will also explore the effect of combination therapy in a smaller sub-set of patients who receive an antiviral drug along with bemnifosbuvir (secondary analysis). The trial will include two populations derived from the type of standard of care ("SOC") received: 1) “supportive care population” (those patients who do not qualify for an approved antiviral treatment or where antivirals are not locally available) which will assess bemnifosbuvir given as monotherapy (primary analysis) and 2) “combination antiviral population” which will assess combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg BID plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in at least 1,300 patients in the supportive care population and is powered to detect a clinically meaningful reduction in hospitalization/death versus placebo in this population. By enriching the patients enrolling in the trial with those who are at the highest risk for disease progression, we are targeting rates of hospitalization/death of ~4-6%. An interim analysis will be conducted by an independent data safety monitoring board ("DSMB") after 60% patient enrollment in the arm of the study enrolling the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

Data from prior studies of bemnifosbuvir that we have relied upon to support the design of SUNRISE-3 includes results from the Phase 3 clinical trial referred to as MORNINGSKY that was closed out early along with results from Phase 1 drug-drug interaction ("DDI") studies. While the primary endpoint of the MORNINGSKY study, time to symptom alleviation, was not achieved, the results from MORNINGSKY demonstrated a 71% reduction in hospitalization (2.9% versus 10%) (p=0.047, unadjusted, exploratory; secondary endpoint) in the bemnifosbuvir arm (n=137) versus placebo (n=70). The patients enrolled in the MORNINGSKY trial consisted of a broad outpatient population including 47% who were high risk, 28% who were vaccinated, and 56% who were seropositive at baseline. In a subgroup analysis in patients greater than 40 years old, the reduction in hospitalization in the bemnifosbuvir arm of the MORNINGSKY trial was even greater at 82%.

To date, five clinical DDI studies have been completed and demonstrated an overall low DDI potential associated with bemnifosbuvir including no dosage adjustment needed for co-administration of bemnifosbuvir with drugs that are CYP3A substrates or for drugs that are sensitive substrates of efflux and hepatic uptake transporters. CYP3A is an enzyme that metabolizes many classes of medicines and supplements, and the sensitive substrates of efflux and hepatic uptake transporters regulate cellular trafficking of many drugs that are commonly prescribed to patients at high risk for COVID-19.

In these DDI studies, bemnifosbuvir was administered with index drugs for CYP3A4 (midazolam), P-glycoprotein (digoxin, cyclosporine, carbamazepine), breast cancer resistance protein and organic anion transporter polypeptide 1B1 (rosuvastatin). Based on low potential for drug interaction, we believe bemnifosbuvir has the potential to be co-administered with commonly prescribed therapeutics that are often taken for other conditions, especially in vulnerable patient populations who are at high risk for disease progression to severe COVID-19.

In parallel to conducting our SUNRISE-3 clinical trial, we are engaging in efforts to discover a protease inhibitor product candidate that we may combine with bemnifosbuvir for the treatment of specific COVID-19 patient populations that are unable to mount immune response and require combination therapy. We have conducted in vitro studies that have demonstrated an additive antiviral effect when bemnifosbuvir was combined with antivirals from the protease inhibitor class, including nirmatrelvir. The data that we anticipate obtaining from the SUNRISE-3 clinical trial in the subset of patients who receive combination therapy will be, we believe, the first clinical data evaluating the combination of bemnifosbuvir and certain other currently authorized antiviral treatments.

Combination Therapy

Combination therapy utilizing multiple direct acting antivirals with differing mechanisms of action is an established strategy that has been historically successful in treating many life-threatening viral diseases, including human immunodeficiency virus (“HIV”), hepatitis B virus (“HBV”) and HCV. Nucleos(t)ide analogs are the backbone of many of these successful combination therapies. Advantageously, drug combinations can simultaneously target multiple points in the viral replication cycle with the effect of increasing antiviral activity and can also combat resistance that may develop over time with use of single agent drugs.

Hepatitis C Virus (HCV) Clinical Studies

For the treatment of chronic HCV infection, we are advancing the combination of bemnifosbuvir and ruzasvir, an investigational NS5A inhibitor. Approximately 58 million people globally, including ~2.4 million in the US, are living with chronic HCV infection. The World Health Organization ("WHO") reports a global incidence of 1.5 million cases per year and 399,000 deaths per year. The US HCV prevalence is expected to remain constant over the coming years as rising HCV incidence offsets the number of new patients treated.

We believe that the combination of bemnifosbuvir and ruzasvir has the potential to improve upon the current standard of care by offering a differentiated short duration, pan-genotypic protease-sparing regimen for HCV-infected patients with or without cirrhosis.

During the second quarter of 2023, we plan to initiate enrollment of a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of the pan-genotypic combination consisting of 550 mg once daily ("QD") of bemnifosbuvir and 180 mg QD of ruzasvir after eight weeks of treatment. Approximately 280 HCV-infected, treatment-naïve patients across all genotypes, including a lead-in cohort of approximately 60 patients, are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and sustained virologic response ("SVR") at Week 12 post-treatment. Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment and resistance.

Our Development Pipeline

The following table summarizes our orally administered antiviral product candidate pipeline. We have full global rights to commercialize all of our product candidates in all indications.

PROGRAM
THERAPEUTIC INDICATION
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
Coronaviridae
COVID-19
Bemnifosbuvir (AT-527) Nucleotide*
Protease Inhibitor
Bemnifosbuvir + Ruzasvir Combination Program
Hepatitis C Virus (HCV)
Bemnifosbuvir Nucleotide1
Ruzasvir** NS5A Inhibitor1

*Bemnifosbuvir (generic name for AT-527) is a double prodrug nucleotide analog. ** Worldwide exclusive license for all uses from Merck.

1. Bemnifosbuvir and ruzasvir have each separately generated clinical results and will be developed as a combination for HCV.

Dengue and RSV

In February 2023, after advancing AT-752 to a Phase 2 clinical trial, we have determined not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully administering an antiviral very shortly after infection which is not feasible with the current diagnostic tests, and estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

We have also recently determined not to further pursue our discovery efforts to identify a product candidate for the treatment of respiratory syncytial virus ("RSV"). This action was taken to facilitate enhanced focus of our management team and to deploy our other resources on those therapeutic indications where our programs are more advanced.

We believe we are well capitalized to advance our current programs. We had $646.7 million in cash, cash equivalents and marketable securities at December 31, 2022. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities into 2026.

Our Strategy

Our goal is to become a global leader in the discovery, development, and commercialization of novel antiviral therapies for serious or life-threatening viral infections. We intend to achieve this goal by pursuing the following strategies:

Deploy our expertise and experience particularly our depth of knowledge with respect to nucleos(t)ide analogs to discover and develop novel or differentiated direct acting antivirals that have the potential to meet unmet medical needs or improve the current standard of care. We have assembled and are utilizing the expertise and experience of a team with a demonstrated track record of efficiently and successfully discovering, developing, obtaining global regulatory approvals and commercializing innovative direct acting oral antiviral therapeutics. Our team has very specific expertise in the identification of unmet patient needs, virology, medicinal chemistry, particularly nucleos(t)ide chemistry and optimization, drug discovery, preclinical and clinical development, regulatory affairs and commercialization. We have relied on that expertise to:

•
discover bemnifosbuvir, an investigational, novel, double prodrug nucleotide analog, which we are developing for the treatment of COVID-19 and HCV; and

•
identify and in-license ruzasvir, an investigational NS5A inhibitor, that we intend to evaluate in combination with bemnifosbuvir for the treatment of HCV.

Additionally, we are using that expertise to:

•
conduct our clinical trials, including the Phase 3 clinical trial SUNRISE-3, for the treatment of COVID-19, which is currently enrolling patients, and a Phase 2 clinical trial that we expect will initiate enrollment of patients in the second quarter of 2023 for the treatment of HCV; and

•
design an optimized second-generation protease inhibitor that we anticipate to combine with bemnifosbuvir for the treatment of COVID-19.

Develop bemnifosbuvir (AT-527) as monotherapy for COVID-19 to address key limitations of current therapies and explore combination therapy for specific patient populations. Bemnifosbuvir, is an investigational, orally administered, non-mutagenic, non-teratogenic, direct-acting antiviral agent being evaluated in our Phase 3 SUNRISE-3 clinical trial as monotherapy and in combination with other antivirals as a part of the locally available SOC. Supportive data from MORNINGSKY showed a 71% lower risk of hospitalization in the bemnifosbuvir arm versus placebo (p=0.047, unadjusted, exploratory; secondary endpoint). In a subgroup analysis in patients greater than 40 years old, the reduction in hospitalization was even greater at 82%.

We are developing bemnifosbuvir for COVID-19 to address the current highest unmet medical need. Specifically, we are targeting the most vulnerable patient populations who are at the greatest risk for disease progression to severe COVID-19 or mortality, and for whom there are currently the fewest treatment options. With currently available oral antivirals, there are serious limitations that minimize or eliminate the suitability of use in certain patient populations and monoclonal antibodies are no longer effective against COVID-19 variants and subvariants. These limitations include DDIs with commonly prescribed medications such as seizure medications, anti-psychotics and anti-coagulants. In addition, currently available vaccines have also presented limitations, including waning immunity and failure to mount immune response in specific populations.

We believe the potential product profile we are targeting for bemnifosbuvir with potential low risk for DDIs would fulfill an unmet need for an oral antiviral for COVID-19. If realized in clinical studies and if bemnifosbuvir is approved, we believe this potential profile may enable bemnifosbuvir to become a cornerstone of both monotherapy and combination oral therapy for the treatment of COVID-19.

In addition to the development of bemnifosbuvir as a monotherapy, we are advancing the development of COVID-19 combination therapy for specific immunocompromised populations. In vitro combinations of bemnifosbuvir with authorized direct acting antivirals, including protease inhibitors, have demonstrated additive antiviral activity and we continue to advance our internal protease inhibitor program for future combination therapy with bemnifosbuvir.

Advance a pan-genotypic regimen of bemnifosbuvir and ruzasvir for HCV that has the potential to improve the standard of care. Despite the availability of direct acting antiviral oral combination regimens for the treatment of HCV, there remains a large, underserved, HCV patient population which continues to grow in the US. A large portion of this increase in incidence is attributable to the opioid crisis, IV drug use, and HCV reinfection, especially among younger adults. Clinical studies that Merck conducted with ruzasvir and clinical studies of bemnifosbuvir we have conducted each demonstrated potent antiviral activity and were well tolerated by HCV-infected patients. Synergy of the combination of bemnifosbuvir and ruzasvir in inhibiting HCV replication has also been observed in vitro. We expect to initiate enrollment of a Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir during the second quarter of 2023. We believe that the combination of bemnifosbuvir and ruzasvir with a short treatment duration and protease inhibitor-free regimen, if successfully developed and approved, has the potential to benefit the expanding populations of HCV-infected patients in the US and globally.

Maximize the value of our product candidates by retaining rights and selectively seeking advantageous collaborations to enhance our global commercialization reach. We generally intend to retain global development and commercialization rights to our product candidates, which we believe will allow us to retain the greatest potential value of our product portfolio. However, we may opportunistically enter into commercialization license agreements or collaborations when and where we believe there is an opportunity, particularly outside the US, to gain specific market expertise and other commercialization resources without requiring us to build significant commercial infrastructure.

Remain opportunistic for in-licensing opportunities to augment our pipeline. In addition to our internal research activities which are currently focused on the potential discovery and preclinical development of a second-generation protease inhibitor product candidate, we plan to remain opportunistic in the evaluation of third party clinical-stage antiviral drug candidates that we may in-license to augment our existing pipeline. Utilizing our scientific expertise, we will continue to evaluate in-licensing opportunities that would allow us to address significant unmet medical need or where we anticipate we could substantively improve upon the current standard of care.

Our Team

Our management team has significant experience discovering, developing, and commercializing antiviral therapies for life-threatening viral infections. Our Founder, Chairman, and Chief Executive Officer, Jean-Pierre Sommadossi, Ph.D., has over 30 years of scientific, operational, strategic, and management experience in the biopharmaceutical industry. Dr. Sommadossi has authored over 180 peer-reviewed publications and holds more than 135 US patents related to antiviral and cancer therapeutics. Dr. Sommadossi was the principal founder of Idenix Pharmaceuticals, Inc. (“Idenix”), which was acquired by Merck in 2014, and a co-founder of Pharmasset, Inc. (“Pharmasset”), which was acquired by Gilead Sciences, Inc. in 2012.

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

Antiviral Therapy

Background on viruses

Viruses are cellular parasites that lack the machinery required to survive and replicate on their own and can only replicate using a host cell’s replication process. Unlike living organisms, such as humans, that use DNA as the basis for their genetic material, viruses can use either DNA or RNA. Approximately 70% of all viruses are RNA viruses. RNA viruses can be single stranded (ssRNA) viruses or double-stranded (dsRNA), viruses, depending on the type of RNA used as the genetic material.

Viruses have two primary components: nucleic acid (single or double stranded RNA or DNA) and a protective shell (the capsid). Some viruses may also have a lipid bilayer (the envelope) surrounding the capsid, an additional membrane derived from host cell membranes that contains viral proteins. A virus encased within a lipid bilayer is known as an enveloped virus, while a virus without this bilayer is called a non-enveloped virus. Enveloped ssRNA viruses are the more prevalent cause of severe human viral disease. Each of SARS-CoV-2, a coronavirus belonging to the coronaviridae family, and hepatitis C virus, a flavivirus, are enveloped ssRNA viruses.

Viral infection occurs and the viral replication process begins when a virus attaches itself to a specific receptor site on the host-cell membrane through attachment proteins. The viral replication mechanism is dependent upon whether the virus is an RNA or DNA virus. Most DNA viruses use host cell proteins and enzymes to make additional DNA that is used to copy the viral genome or is transcribed to messenger RNA (“mRNA”). RNA viruses use their RNA as a template for synthesis of viral genomic RNA and mRNAs. The mRNAs encode both nonstructural proteins responsible for viral replication and transcription and structural proteins responsible for viral assembly. Finally, the newly created virus particles (“virions”), are released from the host cell in order to repeat the infection and replication cycle. RNA viruses can be particularly challenging to treat, as the error rates around the viral RNA polymerase directed RNA synthesis cause high mutation rates during replication, creating variants and resistance challenges for antiviral therapies.

Viral polymerase as an antiviral target

The viral polymerase, which is the single protein present in all RNA viruses, is a key enzyme in the replication of viruses making it an attractive target for antiviral therapeutics. Among other things, the core structural features of viral polymerase are highly conserved across different viruses, making drugs targeted to the polymerase less susceptible to the effects of viral mutation and resistance. There are four types of viral polymerase, depending upon the virus and its genomic makeup:

•
RNA-dependent RNA polymerase (RdRp): All ssRNA viruses, including SARS-CoV-2 and HCV, depend on the RdRp, encoded in the viral genome, for replication and transcription. Since these enzymes are not present in the host cell, this facilitates the design of selective inhibitors of viral replication, which target viral but not host cell polymerases.
•
DNA-dependent DNA polymerase (“DdDp”): DdDp is used by DNA viruses to replicate their genome.
•
RNA-dependent DNA polymerase (“RdDp or reverse transcriptase”): Reverse transcriptase is used by certain DNA or RNA viruses, such as HBV and HIV-1, to replicate their genomes.
•
DNA-dependent RNA polymerase (DdRp): DdRp is used by DNA viruses to transcribe mRNA from DNA templates during replication.

As viral RNA polymerase-based synthesis does not occur in human host cells, antiviral drug development for RNA viruses focuses on identifying selective drug-like molecules that target viral RNA polymerase. Advances in technology have enabled intensive structural and functional studies of viral RNA polymerase including the identification in the case of SARS-CoV-2 of nidovirus RdRp associated nucleotidyltransferase (NiRAN) and have opened avenues for the development of new and more effective antiviral therapies.

Viral resistance and variants

A major challenge to the development of direct acting antivirals is the emergence of viral resistance. Resistance is a function of a virus’ ability to genetically mutate and become less susceptible to certain antiviral therapies over time. In the case of RNA viruses, which lack proofreading abilities, the rate of mutation is substantially higher than DNA viruses and can occur at six orders of magnitude greater than the rate of mutation of host cells.

Another anticipated and naturally recurring consequence of viral mutations is the emergence of new variants. Variants are new strains of the original virus with genetic codes that are unique from the original virus. As a result of the unique genetic code, variants may have more or less transmissibility or virulence and may result in more severe disease than the original virus. Additionally, because of the changes in the genetic code of the variant, the effectiveness of vaccines and therapeutics may be reduced to the point of obsolescence.

SARS-CoV-2 has proven to be able to mutate quickly with more than six million variants identified since fall 2020. A number of these variants have been designated by WHO and Centers for Disease Control and Prevention ("CDC") as Variants of Interest ("VOI") because there is evidence of increased transmissibility, more severe disease, reduced effectiveness of vaccines or antibodies, or diagnostic detection failures. However, these strains may only appear in isolated regions and have not yet spread to other countries. WHO and CDC have also identified a number of VOC which express similar attributes to VOIs but are more likely to be responsible for greater disease severity across the globe. Previously identified VOCs included Alpha, Beta, Gamma, and Delta while the currently circulating VOC is Omicron, which includes BA.1, BA.2, BA.3 BA.4, BA.5 and descendent lineages.

Globally, from January 10, 2023 to February 6, 2023 it was reported that 99.6% of SARS-CoV-2 sequences were the Omicron VOC. Among the Omicron VOC, BA.5 and its descendent lineages dominated globally, accounting for 53.9% prevalence of all submitted sequences during the January 16 to January 22 January 2023 timeframe. In light of the widespread transmission of the Omicron VOC across the globe, WHO has added a new category to its variant tracking system, “Omicron subvariants under monitoring,” which may require prioritized attention and monitoring. Current Omicron subvariants under monitoring include BF.7, BQ.1, BA.2.75, CH.1.1, XBB, XBB.1.5, and XBF.

Given the mutagenic nature of SARS-CoV-2, we expect that the evolution of the virus will continue with more variants emerging and presenting new and varied health challenges. The continued emergence of dominant SARS-CoV-2 variants is a key contributor to COVID-19 evolving from a pandemic to an endemic threat where the virus will still be circulating, with surges from time to time.

Nucleos(t)ide analogs and prodrugs

Nucleic acids are composed of naturally occurring chemical compounds termed nucleosides and nucleotides and are the main information-carrying molecules of the cell that determine the inherited characteristics of human and viral genetic material by directing the process of protein synthesis. The two main classes of nucleic acids are DNA and RNA. Nucleos(t)ide analogs are synthetic compounds that mimic the structure of naturally occurring nucleosides and nucleotides that target the viral polymerase directly so that it mistakenly incorporates these analogs into nascent nucleic acids, causing inhibition of viral replication. Nucleos(t)ide analogs, compared to other classes of antiviral therapies, have a high barrier to viral resistance due to the conservation of the structure of the polymerase that is required to produce viable virions.

Prodrugs are biologically inactive compounds which are employed to improve drug delivery, bypass rate limiting activation steps, decrease toxicity, and improve the oral bioavailability and permeation of cell membranes by the nucleos(t)ide analog. Prodrugs of nucleos(t)ide analogs have become the backbone of single-drug and combination-drug therapies to treat life threatening viral infections, including HIV, HBV, and HCV.

Bemnifosbuvir

Bemnifosbuvir is an investigational, novel, proprietary, orally administered double prodrug of a guanosine nucleotide analog. More specifically, it is the hemisulfate salt of a phosphoramidate protide, AT-511, that is metabolized after multistep activation to the active 5’-triphosphate metabolite, AT-9010, which is an inhibitor of SARS-CoV-2 and HCV replication.

Our medicinal chemists designed bemnifosbuvir with the following critical elements in an effort to achieve the objectives noted below:

•
specific modifications at the 6-position of the purine base, acting as a prodrug, were designed to prevent the toxic effects of other such modifications and enhance cell membrane permeability, resulting in an intermediate metabolite that maximizes formation of the triphosphate active metabolite in cells;
•
the stereospecific phosphoramidate, acting as a prodrug, was designed to bypass the first rate-limiting phosphorylation enzyme in the intracellular activation pathway;
•
specific modifications in the sugar moiety of the purine nucleotide scaffold, to produce potent antiviral activity with a high degree of selectivity; and
•
highly specific salt form to enhance solubility and drug bioavailability.

We believe that these modifications together with the double prodrug approach may impart the following potentially advantageous characteristics and features to bemnifosbuvir:

•
enhanced antiviral activity and selectivity, as well as well-established pharmacology and animal models to predict clinical activity;
•
favorable safety profile;
•
convenience of oral administration; and
•
efficient, predictable, scalable, and reproducible manufacturing, as well as long shelf life for potential stockpiling.

Because bemnifosbuvir targets viral RNA polymerase, a highly conserved enzyme critical to viral replication and transcription, via a dual mechanism, we expect it to maintain antiviral activity against emerging variants with mutations in the spike protein which is responsible for the receptor recognition and host cell membrane fusion process. In fact, the few amino acid substitutions (Y273H, P323L, and G671S) in the polymerase that emerged in past and present VOCs are all remote from the nucleoside triphosphate ("NTP") binding site and nucleos(t)ide analogs resistance sites. They belong to functionally distinct clusters providing general adaptation to the evolving virus in its human host, unlikely to confer drug resistance. Additionally, since all the enzymes involved in the metabolic pathway of bemnifosbuvir to the active triphosphate are ubiquitous host cell enzymes and not virally encoded proteins, we believe that the high rate of viral mutation does not affect the activation of bemnifosbuvir.

Development Programs

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

COVID-19 – Disease Overview

Coronavirus disease 2019 ("COVID-19"), the disease caused by infection with SARS-CoV-2 and its variants, has given rise to a global pandemic that swept rapidly throughout the world beginning in 2020 and continues to cause infection and disease due to waning immunity and continued emergence of SARS-CoV-2 variants. As of February 15, 2023 according to the CDC, there have been more than 100 million confirmed cases reported and over 1.1 million deaths in the US alone and the WHO reported more than 754 million confirmed cases of COVID-19 and over 7 million deaths worldwide. In 2022, the CDC reported that COVID-19 was the third leading cause of death in the US after only heart disease and cancer with the majority of deaths occurring in patients aged 65 and older. Older adults and individuals who have risk factors are at a higher risk for developing more serious complications from COVID-19 leading to hospitalization and death.

Infection with SARS-CoV-2 may be asymptomatic or it may cause a wide spectrum of illness ranging from a mild upper respiratory tract infection to severe life-threatening sepsis and multiorgan failure. Commonly reported symptoms include fever, cough, shortness of breath, loss of taste or smell, sore throat, fatigue, headaches, muscle aches, and gastrointestinal ("GI") disturbance. Symptoms typically last two to three weeks, but many patients continue to experience symptoms for many weeks or develop new symptoms, which is now recognized as the post-acute COVID-19 syndrome, or Long COVID. COVID-19 affects people of all ages; however, people who are immunocompromised, elderly, or have certain underlying medical conditions (e.g., chronic heart, lung, and kidney disease; diabetes, obesity, and cancer) are at increased risk of poor outcomes.

The elderly (with or without comorbidities) and the immunocompromised at any age, are well documented to be unlikely to be able to mount an adequate immune response to the virus, and also seem to be unsuccessful in mounting an adequate antibody response even when vaccinated. Furthermore, many of these people are likely to be receiving concomitant medications which are recognized to have drug-drug interactions with ritonavir, meaning that they are contraindicated to receive nirmatrelvir/ritonavir. In this same population, there is considerable reluctance to use molnupiravir because of its mutagenicity and the perceived downstream consequences that may induce. With the ongoing evolution of the virus and the continual emergence of new variants, the utility of monoclonal antibodies has also been abrogated. The net result of this is that these patients currently have no access to effective outpatient therapies, are likely to need intravenous remdesivir as therapy and are also more likely to be hospitalized because of more severe disease.

While the US government has recently announced plans to end the declaration of a public health emergency associated with COVID-19, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The reasons contributing to the likelihood of COVID-19 remaining an endemic threat, include (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) limitations of current oral antivirals such as drug-drug interactions, safety concerns and tolerability; (7) uncertain impact of vaccines on transmission; (8) continuing evolution of the virus evading endogenous and vaccine-induced immunity; and (9) diminution of virus transmission mitigation behaviors, such as wearing masks and social distancing.

Current Approaches for Prevention and Treatment of COVID-19 and Their Limitations

At the outset of the COVID-19 pandemic, unprecedented progress was made with both vaccines and treatment options for this novel disease. Despite this progress, there remain substantial limitations to currently available vaccines and therapies, including waning immunity to both naturally acquired and vaccine generated immunity, failure of certain populations to mount an adequate immune response to vaccines and lack of efficacy of currently available monoclonal antibodies to currently circulating SARS-CoV-2 subvariants (which have increased transmissibility and the ability to evade neutralizing antibodies). Limitations of current oral antivirals include DDIs with commonly prescribed medications such as seizure medications, anti-psychotics, anti-coagulants and more, and safety concerns.

As a result, there remains a continued urgent need to develop novel, safe, efficacious, convenient, oral, therapies with low risk of drug-drug interaction for the treatment of COVID-19 that can be utilized as monotherapy and potentially as part of a combination therapy. We believe that oral therapies protecting against the development of severe infection and transmission remain urgently needed particularly for vulnerable patients who currently have limited treatment options. This includes patients who are unvaccinated, patients who fail to respond to available vaccines, vaccinated patients with waning efficacy, which can occur between three to six months after immunization, and patients for whom vaccines and existing treatments are contraindicated. As COVID-19 becomes endemic with the potential for continued variant fueled pandemic surges, we believe that this need will continue for years.

Vaccines for Prevention

Several vaccines are either approved or authorized under an emergency use authorization ("EUA") and additional vaccines are in development to prevent COVID-19 infection. Approved and authorized vaccines include, among others, mRNA vaccines such as Pfizer/BioNTech’s Comirnaty and Moderna’s mRNA-1273, each monovalent vaccines which, were approved for the prevention of symptomatic COVID-19 caused by the original strain. These vaccines have been available in the US and globally since December 2020. More recently, in August 2022, bivalent mRNA vaccines from each of Pfizer/BioNTech and Moderna were authorized by the FDA for the prevention of symptomatic COVID-19 caused by the Omicron subvariants BA.4 or BA.5.

The ability of vaccines to produce durable immunity protection against disease and transmission is currently limited due to multiple factors, including:

•
Limited efficacy against certain viral variants. While COVID-19 vaccines have demonstrated meaningful efficacy in preventing infection by the original strain of COVID-19, evidence shows significantly lower levels of protection against variants. Multiple clinical and real-world studies have demonstrated reduced vaccine effectiveness against the Omicron variants and subvariants.

•
Limited durability of response impacting the ability to achieve long term immunity. Due to a combination of waning antibody titers over time, the emergence of SARS-CoV-2 variants that display significantly reduced susceptibility to vaccine and infection-induced antibodies, and the limited level of mucosal immunity conferred by systemically administered vaccines, protection against symptomatic COVID-19 is relatively short-lived. As long as significant numbers of people globally are not protected against infection and transmission, SARS-CoV-2 variants will continue to circulate and cause disease.

•
Failure of certain patient populations to mount immune response to vaccines. The elderly (with or without comorbidities) and the immunocompromised at any age, are well documented to be unlikely to be able to mount an adequate immune response to the virus, and may also be unsuccessful in mounting an adequate antibody response even when vaccinated. The levels of pre-existing antibodies in transplant patients who had been vaccinated at least twice and received boosters, but who required hospitalization for severe COVID-19 infection were found to be undetectable.

•
Delayed onset of protection. The peak neutralizing antibody response conferred by currently available vaccines is usually 10 to 14 days after the final dose or booster vaccination, resulting in a period of time during which an individual is susceptible to SARS-CoV-2 infection and COVID-19 disease, despite having received the vaccine. Furthermore, given that certain vaccines require two doses, three to four weeks apart, full protection may not be achieved for several weeks after the initial dose.

•
Vaccine hesitancy. Numerous surveys attribute vaccine hesitancy to a constellation of perceived safety, side effect and quality concerns. As of February 15, 2023, according to the CDC, only 69% of the total US population has completed the primary series of vaccines and only 16.0% have received the latest (bivalent) booster. Globally, vaccine adoption and hesitancy are generally consistent with the US figures.

Monoclonal Antibodies ("mAbs") for the treatment of COVID-19

Starting in November 2020 and into 2022, the FDA granted EUAs to several mAbs for the prophylaxis and/or treatment of COVID-19. However, the use of mAbs for the treatment of COVID-19 has been limited and is currently not authorized in the US for the following reasons:

•
Limited or no efficacy against currently circulating variants has led to the recission of all previously granted EUAs. The clinical utility of mAbs has varied over time due to the emergence of SARS-CoV-2 variants demonstrating partial or full resistance to neutralization. Currently, in the US, with the recent revocation of the Evusheld™ EUA, the authorizations for all mAbs have been rescinded due to the high frequency of circulating SARS-CoV-2 variants that are able to evade the available neutralizing antibodies. Even if future mAbs are developed, the continued emergence of new SARS-CoV-2 variants may make even these new mAbs ineffective for the treatment of COVID-19.

•
Inconvenience of administration. All mAbs that were previously authorized for the treatment of COVID-19 were administered intravenously. This required specialized facilities that were properly equipped to accommodate IV infusions in actively infected patients.

Antivirals for the treatment of COVID-19

Antiviral therapies, which are complementary to vaccines, have been approved or authorized for the treatment of COVID-19. In the US, Veklury® (remdesivir), an RdRp inhibitor, is approved for the treatment of COVID-19 including the treatment of outpatients at high risk of progression to severe COVID-19. Additionally, each of Lagevrio™ (molnupiravir), an orally administered direct-acting antiviral for the treatment of adults with mild to moderate COVID-19 in the outpatient setting, and Paxlovid™ (ritonavir boosted nirmatrelvir), an orally administered protease inhibitor for the treatment of adults with mild to moderate COVID-19 in the outpatient setting are authorized for use under an EUA in the US and many additional countries globally.

Limitations of currently authorized or approved antiviral therapies include:

•
Drug-Drug interactions. Due to the potentially serious drug-drug interactions associated with Paxlovid (ritonavir-boosted nirmatrelvir) and many commonly prescribed medications, including strong CYP3A4 inducers and certain other anti-coagulant, anti-convulsant, anti-arrhythmic, chemotherapeutic, and neuropsychiatric medications, many patients with COVID-19 may be ineligible for treatment with Paxlovid or if eligible, require careful management including close monitoring of the patient by the prescriber.

•
Safety. Lagevrio (molnupiravir) is a mutagenic ribonucleoside agent that is recommended by the NIH COVID-19 Treatment Guidelines Panel (“NIH Panel”) for use only when Paxlovid is not available, not feasible to use or clinically inappropriate. Additionally, the NIH Panel recommends against the use of Lagevrio in pregnant patients unless there are no other options and COVID-19 therapy is clearly indicated.

•
IV infusion. Veklury is administered via IV infusion which minimizes the convenience of administration.

Our COVID-19 strategy

We are developing bemnifosbuvir, an investigational, orally administered, novel antiviral product candidate, for the treatment of COVID-19.

Data from the Phase 3 MORNINGSKY clinical trial that was closed out early did not meet the primary endpoint of time to symptom alleviation but the results demonstrated a 71% reduction in hospitalization (2.9% versus 10%) (p=0.047, unadjusted, exploratory; secondary endpoint) in the bemnifosbuvir arm (n=137) versus placebo (n=70). The patients enrolled in the MORNINGSKY trial consisted of a broad outpatient population including 47% who were high risk, 28% who were vaccinated, and 56% who were seropositive at baseline. In a subgroup analysis in patients greater than 40 years old, the reduction in hospitalization in the bemnifosbuvir arm of the MORNINGSKY trial was even greater at 82%. There was also a trend for clinical benefit (all-cause mortality) observed in the global phase 2 study in hospitalized patients. Although low background rates of disease progression precluded completion of the study as initially designed, all three deaths in the study occurred in placebo recipients compared to no deaths in patients receiving bemnifosbuvir. Additionally, bemnifosbuvir has demonstrated low risk of DDIs in five phase 1 clinical studies, antiviral activity against all tested VOC in in vitro studies, no mutagenicity or teratogenicity in in vitro studies and, given its mechanism of action, a high barrier to resistance.

We believe bemnifosbuvir as monotherapy has the potential to address the key limitations of current therapies and the continued unmet medical need particularly for high risk patients with limited treatment options. We have initiated SUNRISE-3, a global Phase 3 randomized, double-blind, placebo-controlled clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in at least 1500 high-risk non-hospitalized patients with mild or moderate COVID-19.

While SUNRISE-3 is principally designed to evaluate bemnifosbuvir as monotherapy (primary analysis) it is also designed to explore of the effect of combination therapy in a smaller sub-set of patients who receive a compatible antiviral drug along with bemnifosbuvir (secondary analysis). We intend to use data from the smaller subset of patients who receive combination therapy to inform our development plans to evaluate bemnifosbuvir as combination therapy for the treatment of COVID-19.

In parallel with conducting SUNRISE-3, we are also advancing an internal discovery program focused on identifying a second generation protease inhibitor that we may potentially combine with bemnifosbuvir for combination treatment of COVID-19. We are seeking to discover a protease inhibitor that is highly potent and well tolerated with limited DDIs and does not require a Pharmacokinetic ("PK") booster (e.g., ritonavir). The optimization of lead compounds is ongoing with a target of late 2023 to submit an IND for the selected clinical candidate.

Our rationale for advancing this potential combination is based upon both historical precedents for treating serious viral diseases with combination treatments that include agents with different mechanisms of action targeting different points in the viral replication cycle and the results from the in vitro study we have conducted in an HCoV-229E surrogate model. In this in vitro study, we evaluated the antiviral activity of AT-511, the free base of bemnifosbuvir in combination with the protease inhibitor, nirmatrelvir, and the results showed an additive antiviral effect.

We believe these data suggest a potential benefit of the combination of bemnifosbuvir and a protease inhibitor for the treatment of SARS-CoV-2 infection.

Targeting SARS-COV-2 NiRAN/RdRp to treat COVID-19

The RNA polymerase complex of SARS-CoV and SARS-CoV-2 supports the transcription and replication of their approximately 30,000-nucleotide viral RNA genomes. It is the largest and most complex RNA synthesis machinery among RNA viruses. As shown in the illustration below, the multi-subunit SARS-CoV polymerase complex is composed of a number of Nsps including viral RdRp ("Nsp12"), processivity factors ("Nsp7", "Nsp8"), a proofreading exonuclease, a N7-methyl transferase ("Nsp14"), and a helicase ("Nsp13"). The Nsp12 protein contains two domains, a RdRp core, which is the catalytic subunit incorporating ribonucleotides into RNA templates, and an N-terminal NiRAN domain, the function of which was previously unknown.

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

Since bemnifosbuvir targets viral RNA polymerase, a highly conserved enzyme critical to viral replication and transcription, we expect it will maintain its antiviral activity even against the recently emerged variants with mutations in the spike (S) protein responsible for the receptor recognition and host cell membrane fusion process. Current COVID-19 variants have lessened the effectiveness of vaccines and eliminated the effectiveness of monoclonal antibodies due to the mutations in the viral spike protein. It is expected that future variants may also impact the effectiveness of vaccines and monoclonal antibodies.

Potent In vitro inhibition of SARS-CoV-2 replication across variants

We have assessed the in vitro potency of AT-511 (free base of bemnifosbuvir) against SARS-CoV-2 VOC and VOI. The data from these studies are summarized in the table below showing that AT-511 maintained its potency against all major VOC and VOI tested. These data support the key mechanistic advantage of the compound, which targets the highly conserved viral RNA polymerase.

Non-mutagenic

Results from non-clinical studies indicated that bemnifosbuvir was non-mutagenic and non-teratogenic and it has shown no reproductive toxicity.

More specifically, analysis of SARS-CoV-2 infected Huh7.5 cells treated with AT-511 (the free base of bemnifosbuvir) by next generation sequencing ("NGS") showed that bemnifosbuvir was not a mutagen (which is consistent with the lack of genotoxicity observed in the preclinical in vitro and in vivo studies) and did not introduce mutations in the viral genome.

In addition to the standard battery of preclinical safety, pharmacology and repeat dose toxicity studies, which showed no adverse effects of bemnifosbuvir treatment in rats and non-human primates at respective doses up to 650 and 1000 mg/kg/day for 13 weeks, completed preclinical studies have demonstrated that bemnifosbuvir did not affect male or female fertility in treated rats, did not affect early embryo-fetal development in treated pregnant rats or rabbits, and did not affect the pre- or post-natal development, reproductive capability, or behavioral assessments of the offspring of rats treated prior to and during mating (males) and prior to mating through pregnancy and lactation (females).

Clinical development history

Summary

At the outset of the COVID-19 pandemic, we initiated our COVID-19 program with a global Phase 2 clinical trial of bemnifosbuvir in hospitalized patients. This was followed by the initiation, together with our former collaborator, F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”), of MOONSONG, a Phase 2 outpatient clinical trial, MORNINGSKY, a Phase 3 outpatient clinical trial and MEADOWSPRING, a Phase 3 six-month follow-up study for patients who had been enrolled in MORNINGSKY.

Together with Roche, we completed the Phase 2 outpatient MOONSONG clinical trial in October 2021 and with the termination of the Roche License Agreement in November 2021, we prematurely discontinued each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials in December 2021 and March 2022, respectively. We leveraged the key clinical data obtained from these patient studies, including clinical efficacy data from MORNINGSKY, with additional supporting Phase 1 and clinical pharmacology studies conducted in healthy subjects, to support the design of the SUNRISE-3 Phase 3 clinical trial of bemnifosbuvir for the treatment of COVID-19.

SUNRISE-3 – Global Phase 3 clinical trial

SUNRISE-3 is a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in at least 1,500 high-risk non-hospitalized patients with mild or moderate COVID-19. The trial will be conducted at clinical trial sites in the US, Europe, Japan, and other regions of the world. The patient population will consist of those at the highest risk for disease progression, including patients ≥ 80 years old, patients ≥ 65 years old with one or more major risk factors, and immunocompromised patients ≥ 18 years old, all regardless of COVID-19 vaccination status.

The trial is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but will also explore the impact of combination therapy in a smaller sub-set of patients who receive a compatible antiviral drug along with bemnifosbuvir (secondary analysis). The trial will include two populations derived from the type of standard of care received 1) “supportive care population” (patients who do not qualify for an approved antiviral treatment or where antivirals are not locally available) which will assess bemnifosbuvir given as monotherapy (primary analysis) and 2) “combination antiviral population” which will assess combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg twice-daily plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in at least 1,300 patients in the supportive care population and is powered to detect a clinically meaningful reduction in hospitalization/death versus placebo in this population. By enriching the patients enrolling in the trial with those who are at the highest risk for disease progression, we are targeting rates of hospitalization/death of ~4-6%. An interim analysis will be conducted by a DSMB after 60% patient enrollment in the arm of the study enrolling the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

SUNRISE-3: Global Phase 3 Trial in High-Risk COVID-19 Outpatients

Inclusion Criteria: High-risk outpatients with mild or moderate COVID-19, regardless of vaccination status; symptom onset ≤ 5 days before randomization

Randomization

1:1

Bemnifosbuvir 550 mg BID + SOC (n=750)

Placebo BID + SOC (n=750)

5 days of dosing with BEM or placebo

Phase 3 Study Design:

- Randomized, double-blind, placebo-controlled
- Study drug (bemnifosbuvir or placebo) to be initiated at the same time as locally available standard of care (SOC)
- Two study populations derived from the type of SOC received:
  - "Supportive care population" – *monotherapy* (primary analysis)
  - "Combination antiviral population" – *combination therapy* (secondary analysis, local SOC includes treatment with other compatible antiviral drugs against COVID-19)
- ~4-6% hospitalization rate targeted
- Interim analysis to be conducted

Primary Endpoint:

- **All-cause hospitalization or death through Day 29 in supportive care population (n: ≥1,300 patients)**

Secondary Endpoints (assessed in each population):

- COVID-19 related hospitalizations and deaths
- Medically attended visits
- Symptom rebound / relapse
- Viral load rebound

MORNINGSKY - Global Phase 3 trial

The Phase 3 MORNINGSKY study was a randomized, placebo-controlled study in non-hospitalized adult and adolescent patients with mild or moderate COVID-19 who were at high risk or standard risk for disease progression regardless of vaccination. The study, which was initiated in collaboration with Roche, was discontinued in December 2021 prior to completion as a result of the termination of the collaboration with Roche. Patients were randomized (2:1) to receive 550 mg BID bemnifosbuvir or placebo for five days. The primary endpoint was time to alleviation/improvement of COVID-19 symptoms. Secondary endpoints included hospitalization, all-cause mortality, and change in viral load. At the time of discontinuation, 216 patients had been randomized (2:1; active:placebo), with 207 patients who comprised the efficacy evaluable population. The study enrolled a broad outpatient population, including 47% who were high risk, 28% who were vaccinated, and 56% who were seropositive at baseline. Because the study was prematurely discontinued, no formal statistical comparisons were made.

While the primary endpoint of the MORNINGSKY study, time to symptom alleviation, was not achieved, the results from MORNINGSKY demonstrated a 71% reduction in hospitalization (2.9% versus 10%) (p=0.047, unadjusted, exploratory; secondary endpoint) in the bemnifosbuvir arm (n=137) versus placebo (n=70). In a subgroup analysis in patients greater than 40 years old, the reduction in hospitalization in the bemnifosbuvir arm of the MORNINGSKY trial was even greater at 82%.

There were no deaths in the study. There was no meaningful difference in the change from baseline in viral load between the bemnifosbuvir arm and the placebo arm. The 550 mg BID dose was generally well tolerated compared to placebo. There were no drug-related SAEs reported, and proportions of patients with adverse events leading to study drug discontinuation were low (2.8% in the bemnifosbuvir arm vs 7.0% in the placebo arm).

The MEADOWSPRING trial, originally designed as a six-month follow-up study of patients previously enrolled in MORNINGSKY, was also closed out in March 2022 after enrolling only 72 patients that had taken part in MORNINGSKY, a smaller number of patients than planned. As a result, firm conclusions about the long-term symptoms of COVID-19 could not be drawn from this study.

Global Phase 2 study in hospitalized patients with COVID-19

This study was a randomized, double-blind, placebo-controlled, study that evaluated bemnifosbuvir in hospitalized/confined patients with moderate COVID-19 versus placebo. The study was initially designed to assess the impact of bemnifosbuvir (550 mg BID; Part A) on Progressive Respiratory Insufficiency (PRI), however, low background rates of disease progression precluded completion of the study as initially designed. The protocol was amended to explore higher doses of bemnifosbuvir (1100 mg BID; Part B), however the study was prematurely discontinued in January 2022 due to the changing COVID-19 treatment landscape. Only two subjects (both receiving placebo) had been enrolled in Part B.

Rates for reduction of PRI were low in 550 mg BID patients and no difference was seen between treatment groups (Intent To Treat [ITT] population: 3/41 7.3% bemnifosbuvir patients and 4/40 10.0% placebo patients). The all-cause mortality for the Part A 550 mg BID subjects was 0/41 in the bemnifosbuvir group and 5.0% (2/40) in the placebo group. In addition, one placebo patient in the Part B 1100 mg BID group died.

After bemnifosbuvir 550 mg BID dosing for five days, rapid reduction in viral load levels were observed. At Day 2, patients receiving bemnifosbuvir experienced a 0.6 log10 greater mean reduction from baseline viral load versus placebo. A sustained difference in viral load reduction was maintained through Day 8.

Bemnifosbuvir’s SARS-CoV-2 antiviral activity was also observed in patients with baseline viral loads above the median of 5.35log10 as compared to placebo. In this subset, those in the bemnifosbuvir arm achieved SARS-CoV-2 clearance as early as Day 2 (in 6% of patients), Day 8 (in 12% of patients) Day 10 (in 33% of patients), and Day 12 (in 31% of patients) compared to 0% of patients in the placebo arm at the same timepoints. By Day 14 (last viral sampling study day) 50% of patients in the bemnifosbuvir arm and 23% in the placebo arm had no detectable RNA virus.

After dosing with 550 mg BID for five days, bemnifosbuvir was generally well tolerated and there were no drug-related serious adverse events. Non-serious adverse events were equally distributed across treatment arms. Most were mild-to-moderate in severity and assessed as not related to bemnifosbuvir.

MOONSONG - Global Phase 2 trial

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

Bemnifosbuvir was generally well tolerated in this study. The proportion of patients experiencing any adverse event ("AE") was 28% in the placebo group, 20% in the bemnifosbuvir 550 mg BID group and 33% in the bemnifosbuvir 1100 mg BID group. There were three non-drug related serious adverse events ("SAEs") in each of the treatment groups and all other AEs were grade 1 or 2. Gastrointestinal (GI)-related AEs were the most commonly reported AEs: 8% in the placebo group; 7% in the bemnifosbuvir 550 mg BID group; 20% in the bemnifosbuvir 1100 mg BID group, with mild to moderate nausea/vomiting resulting in premature study drug discontinuation of 3% in the placebo group, 0% in the bemnifosbuvir 550 mg BID group and 17% in the bemnifosbuvir 1100 mg BID group. No clinically significant differences in laboratory abnormalities were observed in the treatment arms as compared to placebo.

Other Studies

In addition to the MORNINGSKY Phase 3 clinical trial and the Phase 2 clinical trials, supporting Phase 1 and clinical pharmacology studies, including a bronchoalveolar lavage study, multiple DDI studies and a mass balance study, have been conducted and completed since we initiated our COVID-19 program. In these studies, the safety and PK of bemnifosbuvir has been evaluated at doses up to 1100 mg BID for 5 days in healthy subjects.

Results from the bronchoalveolar lavage study in healthy subjects demonstrated that bemnifosbuvir was efficiently delivered to the lungs (epithelial lining fluid), the primary site of SARS-CoV-2 infection. Five clinical DDI studies were completed with topline results demonstrating an overall low DDI potential associated with bemnifosbuvir.

Phase 1 - DDI Studies

A series of Phase 1 studies suggest a favorable drug-interaction profile, including no dosage adjustment needed for co-administration of bemnifosbuvir with drugs that are CYP3A substrates or for drugs that are sensitive substrates of efflux and hepatic uptake transporters. CYP3A is an enzyme that metabolizes many classes of medicines and supplements, and the transporters regulate cellular trafficking of drugs that are commonly prescribed among high-risk COVID-19 patients.

In these studies, bemnifosbuvir was administered with index drugs for CYP3A4 (midazolam), P-glycoprotein (digoxin, cyclosporine, carbamazepine), breast cancer resistance protein and organic anion transporter polypeptide 1B1 (rosuvastatin). Based on low potential for drug interaction, we believe bemnifosbuvir may be co-administered with commonly prescribed therapeutics that are often taken for other conditions by vulnerable patient populations who are at high risk for disease progression to severe COVID-19.

Bemnifosbuvir has been generally well tolerated in healthy subjects. Consistent with the results from the MOONSONG Phase 2 outpatient clinical trial, an increased incidence of mild to moderate GI-related adverse events, specifically nausea and vomiting, were observed at doses greater than 550 mg BID in healthy subjects. As 550 mg BID has been well tolerated for up to ten days, the 550 mg BID dose for five days was selected for the Phase 3 SUNRISE-3 study.

In addition, supporting clinical pharmacology studies in special populations (e.g., subjects with hepatic and renal impairment) are ongoing.

Phase 1 - PK Study – Second-generation bemnifosbuvir tablet

In the SUNRISE-3 clinical trial, we are using a second-generation formulation 275 mg tablet of bemnifosbuvir. We have evaluated this formulation in a Phase 1 study in healthy subjects who were administered bemnifosbuvir (fasted and with a low-fat meal) for ten days at 550 mg BID (2 x 275 mg). The results of this study demonstrated that the second-generation tablet had higher plasma exposures of AT-273, the active surrogate metabolite of bemnifosbuvir, than the plasma exposures obtained with the first-generation tablet which was used in the MORNINGSKY study. Additionally, the second-generation tablet achieved higher plasma trough concentrations of AT-273 (> EC90 of bemnifosbuvir in inhibiting SARS-CoV-2 replication) without food effect and regardless of fat content. In this study, bemnifosbuvir was generally well-tolerated in healthy subjects.

AT-273 Plasma PK after 550 mg dose
Fasted
2nd Gen
1st Gen
Plasma conc. (ng/mL)
Time (h)
Low-Fat Meal
2nd Gen
1st Gen
Plasma conc. (ng/mL)
Time (h)
AT-273 Plasma Trough Conc. (ng/mL)
2nd Gen Fasted
1St Gen Fasted
2nd Gen Low Fat Meal
1St Gen Low Fat Meal
EC90

Bemnifosbuvir and Ruzasvir for the Treatment of Hepatitis C

Hepatitis C virus (HCV)

Background

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis, and needle sticks. In the US, injection drug use accounts for approximately 60% of all new cases of HCV. Diagnosis of HCV is made through blood tests, including molecular tests that allow for the detection, quantification and analysis of viral genomes and the classification of an infection into specific viral genotypes. Hepatitis C becomes chronic Hepatitis C in 75% to 85% of acute cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven genotypes and 67 subtypes, with genotype 1 being responsible for more than 70% of HCV cases in the US. Patients with HCV are also classified by liver function status: compensated cirrhosis (liver scarring) denotes those patients that do not yet have impaired liver function, while decompensated cirrhosis describes patients with moderate to severe liver function impairment.

According to the WHO, an estimated 58 million people globally have chronic HCV infection, with about 1.5 million new infections occurring per year. The most recently published CDC HCV surveillance report showed a continuing increase in HCV infections in the US. Approximately 290,000 people die every year from HCV related liver diseases, with the majority of deaths related to cirrhosis and hepatocellular carcinoma.

The incidence rate of acute HCV has more than doubled since 2013 (124% increase). However, there is a wide gap between the number of reported cases versus estimated cases. Most individuals who become infected with HCV remain unaware that they are infected because HCV can go undetected until the condition progresses to symptomatic disease or until specific clinical tests are performed to confirm diagnosis. Consequently, cases are unreported, skewing actual disease prevalence rates. The burden of underreporting is realized when high medical expenditures (comorbid treatment costs, liver transplants) and mortality rates from advanced chronic liver disease do not proportionally align with reported prevalence rates.

Increasing Incidence of HCV in the US

Despite significant advances in treatment beginning in 2013, there remains a large, underserved, HCV patient population which continues to grow dramatically in the US. While a portion of this rise in incidence results from increased diagnosis of HCV that began following the 2013 CDC issuance of guidelines for screening of all Americans born between the years 1945 and 1965, a large portion of this increase in incidence is attributable to the opioid crisis, IV drug use and HCV reinfection.

The US HCV prevalence is expected to continue to remain steady over the coming years as rising HCV incidence offsets the number of new patients treated. It is estimated that a substantial global market for HCV therapeutics will exist to 2050 and beyond. Estimated at approaching $4 billion in global sales in 2022, with approximately 50% attributable to the US, the HCV market remains large.

Current treatment landscape

No vaccine exists for the prevention of HCV, but beginning in 2013 several sequentially introduced and improved oral antiviral therapeutics have boosted SVR rates to over 95% in a majority of patients, with treatment durations of eight to 12 weeks depending upon the regimen and patient population. The leading HCV products are combination therapies comprised of agents with differing mechanisms of action and therapeutic targets: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B nucleos(t)ide polymerase inhibitors. A patient’s genotype, cirrhotic status, and prior treatment failures determine the appropriate antiviral therapeutic used in treatment. In the US, currently the two leading therapeutics for treatment of chronic HCV are:

Epclusa® (sofosbuvir/velpatasvir): a combination regimen consisting of an NS5B inhibitor and an NS5A inhibitor, was first approved by the FDA in 2016. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV genotype one through six infection, either without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin (a purine nucleoside analog). Patients on Epclusa require 12 weeks of treatment.

Mavyret® (glecaprevir/pibrentasvir): a combination regimen consisting of a NS3/4A protease inhibitor and an NS5A inhibitor was first approved by the FDA in 2017. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV genotype one through six infection, without cirrhosis or with compensated cirrhosis. Mavyret is also approved for HCV patients with genotype 1 infection who have been previously treated with a regimen either containing an NS5A inhibitor or an NS3/4A protease inhibitor (but not both). Mavyret was the first eight-week treatment approved for HCV genotypes one through six in adult patients without cirrhosis and with compensated cirrhosis who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. Mavyret is not approved for use in patients with decompensated cirrhosis.

Our approach – seeking to improve the standard of care

We are developing bemnifosbuvir in combination with ruzasvir for the treatment of HCV. Bemnifosbuvir is a potent inhibitor of the HCV nonstructural protein 5B ("NS5B") RdRp. Ruzasvir is an investigational oral, potent, pan‑genotypic nonstructural protein 5A ("NS5A") inhibitor for the treatment of chronic HCV infection that we licensed from Merck in December 2021. Based on our preclinical and clinical data to date, we believe that this combination, if approved, could offer the following potential benefits:

•
Convenient and short duration (eight weeks) protease inhibitor-free treatment in HCV‑infected patients with or without cirrhosis.
•
Equivalent antiviral potency across all genotypes, regardless of cirrhosis status, including the difficult to treat genotype-3 population.
•
Obviate the need for extensive pretreatment assessments, including genotyping, procedures to assess cirrhosis, and liver function assessment.
•
Potential to be the first ribavirin-free therapy for decompensated cirrhosis. Ribavirin, an antiviral first approved in 1986, carries several FDA boxed warnings, including the risk of hemolytic anemia and teratogenicity.
•
Well tolerated regimen, with low potential for drug-drug interactions.

Clinical development

To date, we have completed two clinical trials of bemnifosbuvir to support the treatment of chronic HCV infection.

Phase 1 clinical trial of bemnifosbuvir as a single agent

We conducted a Phase 1 trial to evaluate single and multiple doses of bemnifosbuvir as a single agent in healthy and HCV-infected subjects for up to seven days. All HCV-infected subjects were treatment-naïve with HCV RNA ≥5 log10 IU/mL. The objectives of the trial were to assess safety, tolerability, PK and antiviral activity.

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

A total of 88 subjects were dosed across all parts of the trial, with 72 subjects who received active drug and 16 subjects who received placebo. In this trial, bemnifosbuvir showed equivalent pan-genotypic antiviral activity in both cirrhotic and non-cirrhotic HCV infected patients. The mean maximum HCV reduction after a single dose (Part B) was 2.3 log10 IU/mL, and the mean maximum HCV RNA reduction after seven days of dosing with bemnifosbuvir at 553 mg free base was 4.6 log10IU/mL. Data also showed a mean maximum HCV RNA reduction of 4.4 log10IU/mL after seven days of dosing of bemnifosbuvir at 553 mg free base in non-cirrhotic genotype 1b (“GT1b”), HCV-infected subjects, and a mean reduction of 4.5 log10 IU/mL after seven days of dosing in non-cirrhotic GT3 HCV-infected subjects. The PK data in cirrhotic subjects was similar to non-cirrhotic subjects. Emax modeling predicted that a dose of 553 mg free base of bemnifosbuvir once daily would result in maximum viral load reduction.

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

* SD = standard deviation

** QD = once daily

Phase 2 clinical trial of bemnifosbuvir in combination with daclatasvir

We conducted a Phase 2, open-label clinical trial to evaluate bemnifosbuvir in combination with daclatasvir, an approved commercially available HCV NS5A inhibitor, in HCV-infected subjects. Ten treatment-naïve, non-cirrhotic GT1 HCV-infected subjects received 553 mg free base bemnifosbuvir and 60 mg daclatasvir once daily for a period of eight or 12 weeks. The primary efficacy endpoint of the study was SVR12 (a sustained viral response, defined as HCV RNA < lower limit of quantitation ("LLOQ") at 12 weeks after end of treatment ("EOT")). Secondary efficacy endpoints included HCV RNA< Lower Limit Of Quantitation (“LLOQ”), and Target Not Detected (“TND”) (an assessment of virologic response that is more rigorous than LLOQ), by study visit, virologic failure, and appearance of resistance-associated variants ("RAVs") to either of the study drugs.

Despite the use of a less potent first-generation HCV NS5A inhibitor, daclatasvir, all subjects achieved HCV RNA < LLOQ and TND at the end of treatment; nine of the ten subjects achieved SVR12. One subject who was TND by week two received eight weeks of treatment, achieved SVR4, and then experienced likely virologic relapse at post-treatment week 12. The single subject who relapsed with GT 1b virus had the following multiple RAVs/variants both at baseline and at the SVR12 timepoint: NS5A: R30Q; NS5B: L159F/A218S/C316N. Phenotypic analysis demonstrated that bemnifosbuvir retained the same potency against clinical isolates obtained from this relapsed subject at baseline and SVR12 (only a 1.1 and 0.8-fold shift, respectively, in EC50 compared to reference). Compared to sofosbuvir, the EC50 and EC90values for bemnifosbuvir were ~10-fold lower. Thus, the significance of the RAVs in this case is unclear. No other subjects had pre-existing NS5A RAVs at baseline.

As shown in the graph below, viral load decreased rapidly after initiation of study drugs, with 70% of subjects achieving plasma HCV RNA < LLOQ by week two (and 50% achieving TND by week 2). We believe that the rapid early clearance of HCV RNA observed in this trial supports continued evaluation of bemnifosbuvir in shortened treatment regimens, ideally with a more potent, next-generation HCV NS5A inhibitor.

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

Ruzasvir

Ruzasvir is an investigational oral, pan-genotypic NS5A inhibitor that we licensed from Merck in December 2021. In studies conducted by Merck, ruzasvir demonstrated in vitro potent antiviral activity with an EC50in the sub- to low picomolar range against all HCV genotypes (<10 pM against GTs 1-7). The antiviral activity of ruzasvir was evaluated in a proof-of-concept ("POC") study in HCV-infected patients, where viral load reductions >3 log10 were observed in GT1, GT2 and GT3-infected patients after treatment with monotherapy. This clinical antiviral activity is on par with what was achieved, as single agents, with pibrentasvir and velpatasvir, the NS5A inhibitor components of Mavyret and Epclusa, respectively. These POC data supported evaluation of ruzasvir in larger phase 2 multiple drug combination studies (including two and three drug regimens) previously conducted by Merck. These studies included treatment-naïve and interferon-experienced patients with or without compensated cirrhosis. In general, high SVR12 rates (>90%) were observed in two-drug combination studies (ruzasvir plus uprifosbuvir, a pyrimidine nucleotide prodrug, for 12 weeks) conducted by Merck in GT1, GT2, GT4 and GT6-infected patients (C-Breeze 1 and 2). A lower SVR12 rate was observed in GT-3 subjects with compensated cirrhosis (40% SVR12; C-Breeze 1). We believe this lower rate is attributed to the reduced antiviral activity associated with the nucleotide uprifosbuvir in GT-3 cirrhotic subjects as an increase in ruzasvir dose to 180 mg substantially increased the SVR12 rate in this population (68% SVR12; C-Breeze 2), highlighting the preserved dose-related clinical antiviral activity of ruzasvir in GT-3 subjects with cirrhosis.

Over 1200 HCV-infected participants have received ruzasvir at daily doses up to 180 mg for durations up to 24 weeks as part of 2-drug and 3-drug regimens with or without ribavirin. The overall safety data indicates that ruzasvir has been generally well-tolerated with no consistent treatment-related changes in labs, vital signs, or ECG parameter values. Serious adverse events and discontinuations due to adverse events were rare in all studies conducted by Merck.

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

In vitro Synergy: Assay performed in HCV GT1b replicon (Huh-luc/neo-ET)

MacSynergy analysis of combination against HCV replicon (Huh-luc/neo-ET)
25-30
20-25
15-20
10-15
5-10
0-5
-5-0
-10--5
% Inhibition over additive effect
30
25
20
15
10
5
0
-5
-10
0
0.156
0.3125
0.625
1.25
2.5
5
10
20
40
Bemnifosbuvir (nM)
0
0.0005
0.001
0.002
0.004
0.008
Ruzasvir (nM)
Synergy
Additive
Antagonist

In a 13-week combination toxicity study in rats, bemnifosbuvir and ruzasvir were well tolerated when administered orally at 500 mg/kg/day alone or in combination. No test article-related adverse effects were noted for any of the three dose groups. Systemic exposures of bemnifosbuvir, its metabolites, and ruzasvir were similar when dosed alone or in combination, suggesting no significant drug-drug interactions between the two drugs.

Collectively, these data support the clinical development of bemnifosbuvir and ruzasvir used in combination for the treatment of chronic HCV infection.

Planned clinical development

In the second quarter of 2023, we plan to initiate enrollment of a Phase 2 trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of the pan-genotypic combination consisting of 550 mg QD of bemnifosbuvir and 180 mg QD of ruzasvir after eight weeks of treatment. Approximately 280 HCV-infected, direct-acting antiviral naive patients across all genotypes, including a lead-in cohort of approximately 60 patients are expected to be enrolled in this Phase 2 study. The primary endpoints of the study are safety and SVR at Week 12 post-treatment. Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment and resistance.

Phase 2 Open Label Study of Bemnifosbuvir + Ruzasvir in HCV Patients

Study Design: Open label combination

N=280: including a lead-in cohort of n=~60

Bemnifosbuvir 550 mg QD

Ruzasvir 180 mg QD

8 weeks dosing w/combination
SVR 12 weeks post-treatment

Patient Population

- HCV-infected patients, including compensated cirrhosis
- Direct-acting antiviral naïve
- All genotypes

Primary Endpoints

- Sustained virologic response (SVR) at Week 12 post-treatment (SVR12)
- Safety

Other Endpoints

- Virologic failure
- SVR24
- Resistance

Results from this study, if positive, may support future larger studies of bemnifosbuvir in combination with ruzasvir in broad patient populations for treatment durations of eight weeks or potentially less (six weeks) as well as in patients with decompensated cirrhosis for treatment durations of 12 weeks without ribavirin.

Currently we are conducting a Phase 1 clinical study in healthy subjects to evaluate the potential DDI between bemnifosbuvir and ruzasvir and the effect of food on the PK of the agents.

Roche License Agreement

In October 2020, we entered into a License Agreement with F. Hoffmann-La Roche Ltd and Genentech, Inc. (“Roche License Agreement”) in connection with the global development, manufacture and commercialization of bemnifosbuvir, AT-511, their backup compounds (including AT-752) (“Licensed Compounds”), products containing any Licensed Compound (“Licensed Products”), and related companion diagnostics (“Companion Diagnostics”).

As partial consideration for the rights we granted to Roche under the Roche License Agreement, Roche paid us an upfront payment of $350 million in November 2020. Additionally, upon realization of a development milestone in June 2021, we received an additional $50 million from Roche.

During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

On February 10, 2022, the Roche License Agreement terminated following our receipt of notice of termination from Roche in November 2021. As of the termination date, our obligations under the cost sharing arrangement with Roche associated with the development of bemnifosbuvir also ended.

As a result of the termination of the Roche License Agreement, we have regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize the Licensed Compounds, the Licensed Products and the Companion Diagnostics in all fields of use.

License Agreement with Merck

In December 2021, we entered into a license agreement with Merck (“Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir (“Compound), or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (“Field”).

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

Upon any termination of the Merck License Agreement, the license granted to us by Merck will terminate. Upon termination of the Merck License Agreement by us for convenience other than as a result of a safety issue, or upon any termination by Merck, Merck will have an exclusive, fully paid, perpetual, sublicensable license to certain of our patents and know-how that are reasonably necessary to develop, manufacture or commercialize a Product that contains ruzasvir as the sole active agent, as such Product exists at termination. Additionally, if requested by Merck, during a period of time after delivery of the notice of termination of the Merck License Agreement by Merck or by us for convenience other than as a result of a safety issue, we will have the obligation to negotiate with Merck for the grant to Merck of a non-exclusive, royalty bearing license to certain of our patents and know-how that are reasonably necessary to develop, manufacture or commercialize a Product that is comprised of the combination of ruzasvir and bemnifosbuvir, as such Product exists at termination, with certain license terms pre-specified in the Merck License Agreement.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical or clinical product candidates, nor do we have plans to develop or operate our own manufacturing operations in the future. We currently rely upon third-party contract manufacturing organizations (“CMOs”) to produce our product candidates for both preclinical and clinical use. Although we rely on CMOs, we also have personnel with extensive manufacturing experience that can oversee the relationship with our manufacturing partners. We believe that any materials required for the manufacture of our product candidates could be obtained from more than one source.

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

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. Our commercial opportunity for any of our product candidates could be reduced or eliminated if our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may commercialize products more quickly than we are able to.

We are aware of the following competitors in the areas that we are currently targeting:

SARS-CoV-2

Many therapies and vaccines are approved or authorized for emergency use for the treatment and prevention, respectively of COVID-19 in the US and multiple additional countries. In addition to approved or authorized products, there are a number of other agents in development for the treatment of COVID-19.

Direct acting antiviral therapies for the treatment of COVID-19 that are currently approved or authorized for use include:

•
Paxlovid™ (nirmatrelvir tablets and ritonavir tablets) (Pfizer Inc.), a protease inhibitor boosted by ritonavir authorized for emergency use by the FDA for the treatment of mild-to-moderate COVID-19 in adults and pediatric patients (12 years of age and older weighing at least 40 kg) at high risk for progression to severe COVID-19, including hospitalization or death.
•
Lagevrio™ (molnupiravir) (Ridgeback Biotherapeutics LP/Merck & Co., Inc.), a ribonucleoside analog authorized for emergency use by the FDA for the treatment of mild-to-moderate COVID-19 in adults at high-risk for progression to severe COVID, including hospitalization or death and for whom alternative COVID-19 treatment options authorized by FDA are not accessible or clinically appropriate.
•
Veklury® (remdesivir) (Gilead Sciences, Inc.), a nucleotide analog RdRp inhibitor approved by the FDA for the treatment of COVID-19 in adults and pediatric patients (12 years of age and older and weigh at least 40 kg) who are (i) hospitalized, or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization and death. Additionally, the FDA has granted an emergency use authorization for the treatment of pediatric patients weighing 3.5 kg to less than 40 kg or pediatric patients less than 12 years of age weighing at least 3.5 kg who are (i) hospitalized, or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high risk for progression to severe COVID-19, including hospitalization of death.

Other orally administered investigational agents that are currently in development for the treatment of COVID-19 include:

Investigational Therapy	Company	Mechanism of Action	Phase of Development
GS-5245	Gilead Sciences, Inc.	Nucleoside analog	Phase 3
VV116	Junshi Biosciences	Nucleoside analog	Phase 3
Ensitrelvir (S-217622)	Shionogi	Protease inhibitor	Phase 3

Simnotrelvir (SIM0417)	Jiangsu Simcere Pharmaceuticals	Protease inhibitor	Phase 2/3
EDP-235	Enanta Pharmaceuticals	Protease inhibitor	Phase 2
PBI-0451	Pardes Biosciences	Protease inhibitor	Phase 2
Pentarlandir	SyneuRx	Protease inhibitor	Phase 2

In addition to the antivirals listed above, a number of monoclonal antibodies were previously authorized for emergency use for the prophylaxis or treatment of COVID-19. While these authorizations have been currently rescinded in the US, it is possible that monoclonal antibodies which have effectiveness against future SARS-CoV-2 variants may be developed and authorized or approved for the treatment of COVID-19.

Vaccines and associated vaccine boosters that are approved or authorized for emergency use for the prevention of COVID-19 include:

•
Comirnaty® (COVID-19 Vaccine, mRNA) (Pfizer-BioNTech), an FDA-approved (August 23, 2021) monovalent mRNA vaccine for the prevention of 2019 coronavirus disease (COVID-19) in individuals six months and older.
•
Pfizer-BioNTech (COVID-19 Vaccine, Bivalent) (Pfizer-BioNTech), an FDA-EUA (August 2022) bivalent mRNA bivalent vaccine for the prevention of COVID-19 in individuals 12 years of age and older as a single booster dose administered at least two months after either: 1) completion of primary vaccination with any FDA authorized or approved monovalent COVID-19 vaccine, or 2) receipt of the most recent booster dose with any FDA authorized or approved monovalent COVID-19 vaccine.
•
Spikevax® (COVID-19 Vaccine, mRNA) (Moderna), an FDA-approved (January 31, 2022) monovalent mRNA vaccine for the prevention of 2019 coronavirus disease (COVID-19) in individuals 6 months and older.
•
Moderna (COVID-19 Vaccine, Bivalent), FDA-EUA (January 2022) bivalent mRNA vaccine, for the prevention of COVID-19 in individuals 18 years of age or older as a single booster dose administered at least 2 months after either: 1) completion of primary vaccination with any FDA authorized or approved monovalent COVID-19 vaccine, or 2) receipt of the most recent booster dose with any FDA authorized or approved monovalent COVID-19 vaccine.
•
Janssen COVID-19 vaccine, FDA-EUA (February 2021) for the prevention of COVID-19 for individuals 18 years of age and older for whom other FDA-authorized or approved COVID-19 vaccines are not accessible or clinically appropriate, and in individuals 18 years of age and older who elect to receive the Janssen COVID-19 Vaccine because they would otherwise not receive a COVID-19 vaccine. Single booster doses may be administered at least 2 months after the primary vaccination or administered as a heterologous booster dose following completion of primary vaccination with another authorized or approved COVID-19 vaccine. The dosing interval for the heterologous booster dose is the same as that authorized for a booster dose of the vaccine used for primary vaccination.
•
Novavax COVID-19 Vaccine, Adjuvanted, FDA-EUA (July 2022) for the prevention of COVID-19 for individuals 18 years of age and older

The potential treatments and vaccines for COVID-19 continue to evolve. The list above addresses the products or product candidates approved or authorized for emergency use or under clinical development in the US as of the date of this Annual Report on Form 10-K that we believe could be the most competitive with a bemnifosbuvir therapy but is not a comprehensive list of every treatment that is in development for COVID-19.

HCV

FDA-approved treatments for patients with chronic HCV include Epclusa®, an orally administered fixed dose combination of sofosbuvir, an NS5B inhibitor, and velpatasvir, an NS5A inhibitor, Harvoni®, a fixed dose combination sofosbuvir and ledipasvir, an NS5A inhibitor, Vosevi®, a fixed dose triple combination of sofosbuvir, velpatasvir and voxilaprevir, a NS3/4A protease inhibitor, and Sovaldi®, an NS5B inhibitor marketed by Gilead Sciences, Inc., Mavyret®, the combination of glecaprevir, a NS3/4A protease inhibitor, and pibrentasvir, a NS5A inhibitor, marketed by AbbVie Inc., and Zepatier®, the combination of elbasvir, a NS5A inhibitor and grazoprevir, a NS3/4A protease inhibitor, marketed by Merck & Co., Inc., In addition to the branded products, Gilead launched and markets authorized generic copies of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics. LLC. We are not aware of any investigational agents in late-stage development in the US although there may be other investigational agents for HCV in various stages of clinical development in other parts of the world.

Commercialization

We currently believe that we can maximize the value of our product portfolio by retaining global development rights to our product candidates. However, to further maximize the value of product candidates that are authorized or approved for sale, we may seek collaborations that allow us to access and leverage commercialization expertise and resources of collaborators in certain markets. To assist in the commercialization in the US of any product candidates we successfully develop, we may enter into co-promotion arrangements with third parties that have existing commercial infrastructure. Outside the US, we may enter into commercial license agreements. Currently, we do not have any sales, marketing or commercial product distribution infrastructure and we do not have any existing arrangements with third parties to commercialize our product candidates in the US or elsewhere.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our nucleotide therapeutic products for viral diseases, including our purine nucleotide compounds for SARS-CoV-2 and HCV. We seek to protect our proprietary compounds and methods of treatment for viral diseases using our nucleotide compounds, alone and in combination with other therapeutic agents, in addition to dosage forms, dosing regimens and formulations for their administration. We also seek protection on the manufacturing process for the production of our nucleotide compounds. Our success also depends on our ability to operate without infringing, misappropriating or otherwise violating on the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights.

Our policy is to seek to protect our proprietary position by filing US and foreign patent applications covering our proprietary technologies, inventions, and improvements that are important to the development and implementation of our business. In addition, we currently plan to seek patent term adjustments, restorations, and/or patent term extensions where applicable in the US, Europe and other jurisdictions. We also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. Additionally, we expect to benefit, where appropriate, from statutory frameworks in the US, Europe and other countries that provide a period of regulatory data exclusivity to compensate for the time required for regulatory approval of our drug products.

As of February 1, 2023, we are the sole owner of fifteen patent families covering our product candidates and proprietary nucleotide compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of February 1, 2023, on a worldwide basis, includes more than 250 pending, granted, or allowed patent applications with fourteen issued US patents, eight pending US non-provisional applications, four pending US provisional applications, five pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), and more than 200pending or granted patent applications that have entered the national phase of prosecution in countries outside the US.

As of February 1, 2023, we are the exclusive licensee of three patent families from MSD International GmbH (Merck, Sharp & Dohme Corp.) covering composition of matter, process of preparation, and formulations of the NS5A inhibitor ruzasvir (MK-8408), which collectively include two issued US patents, granted patents in France, Great Britain, and Germany and one pending US patent application and one pending patent application in the EPO.

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a US patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the US Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the US cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent covering an approved drug or its method of use may be extended, and only those claims covering the approved drug, or an approved method for using it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in the EU. Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the US, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the US or a foreign country.

Current issued patents and patent applications covering the composition of matter for our present clinical candidates AT-511, bemnifosbuvir, AT-281 (the free base of AT-752), and AT-752 will expire on dates ranging from 2036 to 2038, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of SARS-CoV-2 will expire on dates ranging from 2040 to 2041, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current issued patents and patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of HCV will expire on dates ranging from 2036 to 2042, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current patent applications covering the use of AT-281 and AT-752 for the treatment of dengue fever will expire on dates ranging from 2036 to 2043, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions.

However, any of our patents, including patents that we may rely on to protect our market for approved products, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the US and other jurisdictions may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The pharmaceutical and biotechnology industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our nucleotide compounds and the use of these compounds will depend on our success in enforcing patent claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. For more information regarding risks relating to intellectual property, see Part I, Item 1A. “Risk Factors—Risks Related to Intellectual Property.”

Our patent families, as of February 1, 2023, are further described below.

AT-511 and bemnifosbuvir

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, bemnifosbuvir), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of seven issued US patents (US Pat. Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673) and one pending US applications covering AT-511 or a pharmaceutically acceptable salt thereof, related compounds and their pharmaceutical compositions. This patent family is now also in the national stage of prosecution or granted in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the European Patent Office (“EPO”), Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. We have more than 20 foreign patents granted or allowed, and more than 20 pending patent applications. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers bemnifosbuvir, pharmaceutical compositions, and methods to treat HCV using bemnifosbuvir. This family includes two issued US patents (US Pat. No. 10,519,186, and US Patent No. 10,906,938,) and one pending US application covering bemnifosbuvir. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. We have over ten granted foreign patents and over 25 pending applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own two patent families that disclose methods for the treatment of SARS-CoV-2 using AT-511 or bemnifosbuvir. These families include one granted US patent (US Patent No. 10,874,687), three pending US applications and applications pending in Argentina, ARIPO, Australia, Bahrain, Brazil, Canada, Chile, China, Columbia, Ecuador, Egypt, the EPO, the EAPO, Georgia, India, Israel, Japan, Jordan, Kuwait, Libya, Malaysia, Mexico, Morocco, New Zealand, Nicaragua, Nigeria, Oman, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, Tunisia, Uzbekistan, and Vietnam. The expected year of expiration for patents issued from these families, if valid and enforceable, is 2040 or 2041, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a fifth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Flaviviridae viral infection such as dengue, West Nile, or yellow fever. This family consists of one pending application and one issued patent (US Patent No. 10,946,033) and is currently pending or granted in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia, Singapore, Thailand, Vietnam, and South Africa. We have over 30 foreign patents granted and over 20 pending patent applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a sixth patent family that discloses the use of AT-511 and bemnifosbuvir for the treatment of HCV in patients with cirrhosis of the liver. This family includes one pending US application. This family is currently in the national phase of prosecution in China, the EPO, Hong Kong, Japan, Korea, Russia, and Taiwan. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a seventh patent family that describes methods to treat mutant or resistant forms of the SARS-CoV-2 virus. This family consists of one international application filed under the PCT, as well as one application in Argentina and one application in Taiwan. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under US or other national laws.

We also own an eighth patent family that discloses methods for manufacturing AT-511 and bemnifosbuvir. This family consists of one pending US application. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of these provisional patent applications, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under US or other national laws.

We also own a ninth patent family that discloses additional processes for the manufacture of AT-511 and bemnifosbuvir. This family consists of one international application field under the PCT. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2041, without regard to any adjustments of term that may be available under US or other national law.

We also own a tenth patent family that discloses new morphic forms of bemnifosbuvir. This family consists of one international application filed under the PCT, as well as one pending application in Canada. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2042, without regard to adjustments of term that may be available under US or other national laws.

AT-281 and AT-752

The first patent family described above also describes AT-281, a pharmaceutically acceptable salt thereof (for example, AT-752) and pharmaceutical compositions of AT-281 or a pharmaceutical salt thereof and their use to treat HCV infection, including issued US Patent No. 10,875,885.

The second patent family described above also describes AT-752 and pharmaceutical compositions of AT-752, including in US Patent No. 10,906,928. One of these pending US applications in this patent family covers AT-752 and pharmaceutical compositions of AT-752.

The fifth patent family described above also includes a disclosure of the use of AT-281 or a pharmaceutically acceptable salt thereof for the treatment or prevention of an RNA viral infection, including dengue fever (US Patent No. 10,946,033), yellow fever, and Zika virus. Therefore, we have three patent families that describe AT-281 or AT-752 and methods of treatment for viral infections using AT-281 or AT-752.

We own another patent family that consists of three provisional US applications that disclose advantageous dosage forms of AT-752, dosage regimens of AT-752, and combination therapies comprising AT-752 for the treatment of dengue fever. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2043, without regard to any adjustments of term that may be available under US or other national law.

Ruzasvir

We have exclusively licensed three patent families from MSD International GmbH (Merck, Sharp & Dohme Corp.) covering composition of matter, process of preparation, and formulations of ruzasvir (MK-8408), a pan-genotype NS5A inhibitor to treat HCV. The family covering the composition of matter includes one granted US patent (US Patent No. 9,555,038), and granted patents in France, Great Britain, and Germany. The expected expiration date is in 2034. The family describing a process of preparation includes one granted US patent (US Patent No. 10,457,690), with an expected expiration date in 2036 The family describing formulations includes one pending US patent application and one pending patent application in the EPO, which if granted, is expected to expire in 2039.

We also solely own an international application filed under the PCT covering the combination of bemnifosbuvir and ruzasvir, which if granted, will have an expiration date in 2042.

Government Regulation and Product Approval

Government authorities in the US, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the new drug application (“NDA”), process before it may be legally marketed in the US.

US Drug Development Process

In the US, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

The process required by the FDA before a drug may be marketed in the US generally involves the following:

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the US.

Prior to beginning the first clinical trial with a product candidate in the US, a sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an IND product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the investigational product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the investigational product has been associated with unexpected serious harm to patients.

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

US Review and Approval Process

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA may inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter ("CRL"). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations or restrictions on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post-approval studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-approval studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of Health and Human Services (“HHS”) may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (“CBRN”), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared - on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of US citizens living abroad that involves SARS-CoV-2 - that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

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

In addition, a product candidate may be eligible for accelerated approval. Product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the predicted clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon drug manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon NDA holders and any third-party manufacturers that NDA holders may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Marketing Exclusivity

Marketing exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the US to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”), submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of marketing exclusivity available in the US. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, US federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, and physician payment transparency laws and regulations regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals as well as similar foreign laws in the jurisdictions outside the US. Such foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the US, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs, or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the US and in foreign jurisdictions will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. In the US, there is no uniform policy among payors for coverage or reimbursement. Decisions regarding whether to cover any of a product, the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Healthcare Reform

In the US and in foreign jurisdictions, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the profitable sale of product candidates.

Among policy makers and payors in the US, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the US, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affected the pharmaceutical industry. The ACA increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs from 15.1% to 23.1%; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, in which manufacturers must agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to health care, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated.

Individual states in the US have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, certain individual states as well as regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. The states of Louisiana and Washington used bidding procedures in 2019 and more recently Minnesota did so in 2021 to secure contracts with suppliers of HCV antiviral therapeutics for certain populations including those covered by Medicare and those in correctional institutions. Other states are currently engaged in similar discussions. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once the Regulation becomes applicable, it will have a phased implementation depending on the concerned products. This regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The regulation will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of m emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for drug products and healthcare services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Data Privacy & Security

Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the US, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Further, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the EU General Data Protection Regulation ("GDPR") imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover.

Government Regulation Outside of the US

In addition to regulations in the US, we are subject to a variety of regulations in other jurisdictions, such as EU, governing, among other things, clinical trials, marketing authorization and any commercial sales and distribution of our products once approved. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements, may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly to the US, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological)studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the US In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

The EU also provides opportunities for data and market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until 10 years have elapsed from the initial MA of the reference product in the EU. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigational plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two year extension of the orphan market exclusivity is granted.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1,2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (“UK”) law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than 23 June 2026) will automatically expire and be revoked by December 31, 2023. However, new legislation such as the (EU) CTR is not applicable in Great Britain (“GB”). Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland, together, GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the (EU) CTR or diverge from it to maintain regulatory flexibility.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted-out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK.

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

Human Capital Resources

As of February 20, 2023, we had 70 full-time employees, including 23 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 49 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Available Information

We file or furnish electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information, as well as amendments to those reports. These and other SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at

https://ateapharma.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Jean-Pierre Sommadossi, Ph.D.	66	President and Chief Executive Officer and Chairman of the Board of Directors
Andrea Corcoran	60	Chief Financial Officer, Executive Vice President, Legal and Secretary
Janet Hammond, M.D., Ph.D.	62	Chief Development Officer
Maria Arantxa Horga, M.D.	54	Chief Medical Officer
John Vavricka	59	Chief Commercial Officer
Wayne Foster	54	Executive Vice President and Chief Accounting Officer
Directors
Franklin Berger (1)(2)	73	Director (Lead Director)
Jerome Adams, M.D. (3)(4)	48	Director
Barbara Duncan (1)(3)	58	Director
Bruno Lucidi (1)(2)	63	Director
Polly A. Murphy, D.V.M., Ph.D. (3)(4)	58	Director
Bruce Polsky, M.D. (2)(4)	68	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Strategy and Public Policy Committee.

Executive Officers

Jean-Pierre Sommadossi, Ph.D., is the founder of our company and has served as our President and Chief Executive Officer and as Chairman of our Board since July 2012. Prior to that, he co-founded and held several roles at Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2010, including Principal Founder and Chief Executive Officer and Chairman. Dr. Sommadossi also co-founded Pharmasset, Inc., a biopharmaceutical company, in 1998. Dr. Sommadossi has also served on the board of directors of ABG Acquisition Corporation since February 2021, as Chairman of the board of directors of Panchrest, Inc., a marketing authorized representative in healthcare, since 2013, and Chairman of the board of directors of Biothea Pharma, Inc., a biotechnology company since 2021. Dr. Sommadossi has also served as a member of the board of directors of The BioExec Institute since 2004. Previously, Dr. Sommadossi served as Chairman of the board of directors of Kezar Life Sciences, Inc., a biopharmaceutical company, from June 2015 to May 2022, Vice Chairman of the board of directors of Rafael Pharmaceuticals, Inc., a biopharmaceutical company, from October 2016 to November 2020 and as Chair of the board of directors of PegaOne, Inc., a biopharmaceutical company from September 2020 to January 2021. Dr. Sommadossi also served as a member of the Harvard Medical School Discovery Council from 2010 to 2021 Dr. Sommadossi received his Ph.D. and Pharm.D. degrees from the University of Marseilles in France. We believe that Dr. Sommadossi’s extensive scientific, operational, strategic and management experience in the biotech industry qualifies him to serve on our Board.

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

Wayne Foster has served as our Executive Vice President, Finance and Chief Accounting Officer since January 2022 and previously served as Senior Vice President, Finance and Administration from December 2019 to January 2022. Prior to joining us, Mr. Foster served as Vice President of Finance at Mersana Therapeutics, Inc., a biopharmaceutical company, from January 2012 to September 2019. Mr. Foster received his B.B.A. from the University of Massachusetts Amherst.

Directors

Franklin Berger has served as a member and the Lead Director of our Board since September 2019. Mr. Berger has served as Founder and Managing Director at FMB Research LLC, a consulting firm, since June 2005. Mr. Berger also has served on the boards of directors of BELLUS Health, Inc. since May 2010, ESSA Pharma Inc. since March 2015, Kezar Life Sciences, Inc. since January 2016, Atreca Inc. since October 2014, Rain Therapeutics Inc. since May 2020 and as lead director of Rain Therapeutics Inc. since April 2021. Mr. Berger previously served on the boards of directors of Tocagen, Inc. from October 2014 to December 2020, of Proteostasis Therapeutics, Inc. from February 2016 to December 2020, and of Five Prime Therapeutics, Inc. from October 2014 to April 2021. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Jerome Adams, M.D., has served as a member of our Board since May 2021. Dr. Adams also has served as Director of Health Equity Initiatives at Purdue University since October 2021. Dr. Adams served as the 20th Surgeon General of the US from September 2017 to January 2021, where he focused on the opioid epidemic and was a member of the COVID-19 Task Force. Prior to that, Dr. Adams served as the State Health Commissioner for the State of Indiana from November 2014 to September 2017, where he presided over Indiana’s efforts to deal with state-wide, unprecedented HIV outbreak. Before beginning his public service in 2014, Dr. Adams was a practicing anesthesiologist and Associate Professor in the Department of Anesthesiology at Indiana University from January 2008 to until September 2017. Earlier in his career, Dr. Adams was a Clinical Research Assistant at Eli Lilly and Company. He has served in leadership positions at a number of professional organizations, including the American Medical

Association, the Indiana State Medical Association, and the Indiana Society of Anesthesiologists. Dr. Adams received his B.S. in Biochemistry and B.A. in Psychology from the University of Maryland, Baltimore County, his M.D. from the Indiana University School of Medicine and his M.P.H. from the University of California, Berkeley. We believe that Dr. Adams’ extensive public sector experience, including his work on the COVID-19 Task Force, qualifies him to serve on our board.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Ms. Duncan also has served as Chair of the board of directors of Fusion Pharmaceuticals Inc. since November 2020, on the board of directors of Jounce Therapeutics, Inc. since June 2016, Adaptimmune Therapeutics plc since June 2016, Ovid Therapeutics, Inc. since June 2017, and Halozyme, Inc. since February 2023. Previously, Ms. Duncan served on the boards of directors of Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, Aevi Genomic Medicine, Inc., from June 2015 through January 2020, and ObsEva S.A. from November 2016 to May 2021. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her experience in the biotechnology industry and with public companies.

Bruno Lucidi has served as a member of our Board since September 2014. Mr. Lucidi has served as an independent consultant to biotechnology companies since July 2013. Mr. Lucidi served as a Life Sciences Expert at Wallonia Trade and Foreign Investment Agency, an economic development agency, from January 2017 to June 2020. From October 2017 to September 2019, Mr. Lucidi was Chief Executive Officer at AgenTus Therapeutics, a pre-clinical stage biopharmaceutical company. Mr. Lucidi has more than 35 years of experience in the pharmaceutical industry. He held Senior Executive positions at Bristol-Myers Squibb, Johnson and Johnson and GSK and he has been CEO and Chairman of the board of several biopharmaceutical companies in Europe and the US. Mr. Lucidi was trained in Oncology at the Gustave Roussy Institute, Villejuif, France, in Marketing and Strategic Management of Companies at the Ecole Superieure de Commerce, Paris, France, and in Finance, Merger and Acquisitions at the Investment Banking Institute in New York. We believe Mr. Lucidi is qualified to serve on our Board due to his extensive experience in the life sciences industry.

Polly A. Murphy, D.V.M., Ph.D. has served as a member of our Board since August 2020. Dr. Murphy has served as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Prior to that, Dr. Murphy served in various leadership roles at Pfizer, Inc. from September 2008 to August 2020, including as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Dr. Murphy has served on the board of directors of Celcuity Inc. since September 2022. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

Bruce Polsky, M.D., has served as a member of our Board since November 2014. Dr. Polsky is the chair of the Department of Medicine at NYU Langone Hospital – Long Island in Mineola, New York, where he has practiced since May 2015. He also has served as professor and Chair of the Department of Medicine at NYU Long Island School of Medicine and as an Associate Dean at NYU Long Island School of Medicine since February 2019. Dr. Polsky is a leading clinical virologist who played an active role in clinical investigations of HIV/AIDS, HBV, HCV and other viral infections. From December 1998 to May 2015, Dr. Polsky was at Mount Sinai St. Luke’s and Mount Sinai Roosevelt Hospitals, where he served as Chair of the Department of Medicine and as Chief of the Division of Infectious Diseases, among other positions. Dr. Polsky received his M.D. from Wayne State University. We believe Dr. Polsky is qualified to serve on our Board due to his extensive clinical experience in the life sciences industry.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to COVID-19

There is significant uncertainty around our development of bemnifosbuvir as a potential treatment for COVID-19.

Our development of bemnifosbuvir for the treatment of COVID-19 is in its early stages, and we may not be successful in our development of bemnifosbuvir as a potential treatment for COVID-19. In October 2020, we entered into a license agreement (as amended, “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the US (other than for certain HCV uses). Together with Roche, in April 2021, we initiated a randomized, double blind, multi-center, placebo-controlled Phase 3 MORNINGSKY clinical trial to study bemnifosbuvir in adult and adolescent patients with mild or moderate COVID-19 in the outpatient setting and we subsequently initiated MEADOWSPRING, a Phase 3 six month follow-up study, to assess the impact of bemnifosbuvir treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY. Phase 3 clinical trials were begun while two Phase 2 clinical trials evaluating bemnifosbuvir in patients with COVID-19 were ongoing. One of these Phase 2 clinical trials enrolled hospitalized patients and the other Phase 2 MOONSONG clinical trial enrolled outpatients. In October 2021, we, together with Roche, completed MOONSONG, and we announced that we did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two-thirds of enrolled patients were low-risk with mild symptoms. In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021, due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, we determined to discontinue each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials. We did not enroll a sufficient number of patients in either Phase 3 study to conduct prespecified statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.

Nonetheless, we are advancing the development of bemnifosbuvir for the treatment of COVID-19 in high risk non-hospitalized patients pursuing both a mono- and combination strategy. We do not know if either monotherapy or combination therapy approach will be successful. In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double blind, placebo-controlled Phase 3 clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in at least 1500 high-risk non-hospitalized patients with mild or moderate COVID-19.

In parallel with the conduct of SUNRISE-3, we are also engaging in efforts to discover a proprietary protease inhibitor that could potentially be combined with bemnifosbuvir for the treatment of COVID-19. Our efforts to internally discover and develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir are at a very early stage and we do not know if such efforts will be successful, or if successful, when a protease inhibitor product candidate generated from our discovery efforts may be permitted to enter clinical development. Before we can begin clinical development of a newly discovered protease inhibitor product candidate, or any other product candidate, we will need to complete extensive preclinical studies to support the submission of an IND to the FDA or CTA to a comparable regulatory authority outside the US.

Conducting preclinical testing of any product candidate and the related manufacture of sufficient quantities of material that can be used in clinical trials, is a complex, lengthy, time consuming and expensive process. As a result, we cannot be certain that we will be able to submit such INDs or CTAs on the timelines we expect, if at all, and we cannot be certain that regulatory authorities will allow clinical trials of a protease inhibitor that we newly discover to begin.

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

In addition, clinical trials evaluating combination regimens such as the one we are proposing with the combination of bemnifosbuvir and a protease inhibitor are subject to additional costs, time and risks, including the requirement to sufficiently demonstrate the effect, if any, of each constituent component of the combination regimen to the satisfaction of the FDA or other regulatory authorities. For example, we expect that we will be required to conduct early stage clinical trials evaluating the safety of any newly discovered protease inhibitor candidate before we can conduct later stage clinical trials evaluating the combination of bemnifosbuvir with such protease inhibitor.

We have committed and plan to continue to commit significant financial and personnel resources to the development of bemnifosbuvir as a monotherapy, to the discovery of a protease inhibitor candidate to combine with bemnifosbuvir and to the combination of bemnifosbuvir and a protease inhibitor candidate for the treatment for COVID-19 (each, a “bemnifosbuvir COV19 product candidate”). If we are unable to successfully develop one or more bemnifosbuvir COV19 product candidates, we will have taken resources away from other development programs and may not be able to recuperate the resources dedicated to developing bemnifosbuvir COV19 product candidates, which could have a material adverse impact on our business. If we are unable to complete the SUNRISE-3 clinical trial on the timeline we anticipate or if data from our Phase 3 SUNRISE-3 clinical trial and other clinical trials are not supportive of further development or commercialization of one or more bemnifosbuvir COV19 product candidates, or the investor community otherwise has a negative reaction to any of the design of our clinical trial, expected time to complete our clinical trial or the clinical trial data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while we believe there is currently an urgent need for oral antiviral treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided. If the pandemic were to dissipate, whether due to a significant decrease in the number or severity of new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a new treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business would be adversely impacted.

A bemnifosbuvir COV19 product candidate, even if successfully developed and approved, is expected to face significant competition from other treatments and vaccines for COVID-19 which have been authorized or approved for use or are in development.

Many biotechnology and pharmaceutical companies have and are continuing to develop treatments for COVID-19 or vaccines against SARS-CoV-2, the virus that causes COVID-19. Many of these companies, which include large pharmaceutical companies, have greater resources for development and established commercialization capabilities.

Currently there are several vaccines and associated vaccine boosters approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc., and Lagevrio™ developed by Merck and Ridgeback Therapeutics, each of which are authorized for emergency use for high risk COVID-19 patients.

Additionally, Veklury, a nucleotide prodrug developed by Gilead Sciences, is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death. Treatments in development for COVID-19 include GS-5245, an oral nucleoside prodrug, that is being developed by Gilead Sciences and is currently being evaluated in a randomized, double-blind placebo controlled Phase 3 clinical trial in non-hospitalized COVID patients who are at high risk of progression to hospitalization.

In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 and vaccine “boosters,” which are intended to extend the immunizing effect initiated with the administration of the initial vaccine have been approved or authorized for emergency use by the FDA. Vaccine manufacturers, including Pfizer and BioNTech SE and Moderna, Inc., are continuing to develop new vaccines and boosters that may have greater and longer immunizing effects against current and future variants of SARS-CoV-2.

Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Enanta Pharmaceuticals, Inc., Shionogi & Co., Ltd., Pardes Biosciences, Inc., Junshi Biosciences, Jiangsu Simcere Pharmaceuticals, and SyneuRx.

Given the products currently approved or authorized for use as well as those in development by others, any treatment we may develop could face significant competition. If we are unable to develop a treatment that can be distinguished based on efficacy, safety, cost or other factors from the growing number of treatments for COVID-19 or if any treatment becomes the standard of care, can be administered more conveniently or at a lower cost, or any entity is more successful at commercializing an authorized or approved treatment, even if a bemnifosbuvir COV19 product candidate is approved, we may not be able to successfully commercialize such a product for the treatment of COVID-19, or compete with other treatments or vaccines, which would adversely impact our business and operations.

The COVID-19 pandemic may materially and adversely affect our business and financial results.

The global emergence of variants and subvariants of SARS-CoV-2 has resulted in an increasing number of infections, including breakthrough infections in persons who have been vaccinated against the infection. Travel bans, stay-at-home orders and other measures implemented by governments to reduce the transmission of COVID-19 in response to the initial outbreak of COVID-19 in 2020 caused widespread disruption in global business operations and economic activity. Future resurgences in cases may result in renewal of measures, many of which are currently relaxed, that are intended to reduce the spread of COVID-19. In response to the public health directives and to help minimize the risk of COVID-19 for our employees, we took and continue to maintain precautionary measures, including permitting work-from-home policies for all our employees. Many of our third-party collaborators, such as our CMOs, clinical research organizations (“CROs”), suppliers and others, took and continue to maintain similar precautionary measures. At times during the pandemic, these measures disrupted our business and delayed certain of our clinical programs and timelines. For example, in 2020 our hepatitis C virus clinical development program was paused when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the clinical trial was to be conducted. In 2023, we are planning to re-initiate HCV clinical trials.

The impact to our operations due to elongation or resurgence of the COVID-19 pandemic could be severe and could negatively affect our business, financial condition, and results of operations. For example, the recent relaxation of government lockdown measures in China has resulted in widespread outbreak of COVID-19. If continuing or new waves of COVID-19 infection disrupt business activities in China, our ability to source and manufacture critical components of our clinical trial material could be adversely impacted. To the extent that the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those relating to our clinical trial timelines, our ability to enroll subjects for clinical trials and obtain materials that are required for the manufacture of our product candidates, and our ability to raise capital.

The evolution of the COVID-19 pandemic or occurrence of any other public health crises may materially and adversely affect our clinical trials.

As a result of the evolution of the COVID-19 pandemic or the occurrence of any other public health crises, we may experience additional disruptions that could severely impact our clinical trials, including but not limited to:

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

The symptoms, progression, and transmission of COVID-19 resulting from infection with a particular variant or subvariant differ in multiple ways including severity of symptoms and rate of transmissibility. This rapid and continuing emergence of variants and the evolution of disease manifestation presents additional challenges for the conduct of our clinical trials in COVID-19 patients. For example, COVID-19 patients have presented with a wide range of symptoms and side effects, which may make it more difficult for clinical trial investigators to determine whether any adverse events observed in our clinical trials are related to bemnifosbuvir or are consistent with the underlying disease. Any increase in the severity or incidence of adverse events deemed to be related to bemnifosbuvir or any combination regimen we seek to develop could delay or prevent its regulatory approval, which could have a material adverse effect on our business, financial condition and results of operations. In addition, efficacy and antiviral results from a COVID-19 clinical trial may be affected by, among other things, which variant or variants cause the infection, resulting transmissibility and severity of disease and related hospitalizations and deaths. As a result, response rates occurring throughout the duration of a clinical trial may be variable over time as the pandemic progresses.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and no history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

We are a clinical-stage biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to complete any late-stage or pivotal clinical trials, obtain marketing approval, manufacture a product at commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or have third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, due to changes in the COVID-19 landscape, we discontinued our Phase 3 MORNINGSKY trial in December 2021 and have only recently initiated a subsequent Phase 3 clinical trial, SUNRISE-3, evaluating bemnifosbuvir for the treatment of high risk outpatients with mild or moderate COVID-19. The primary endpoint of the SUNRISE-3 trial is all cause hospitalization or death through day 29 in the population of enrolled patients who receive only bemnifosbuvir or placebo without co-administration of the local standard care therapeutic. Our current study design and sample size contemplates that the rate of hospitalization in the placebo cohort will be at least 4%. If the actual rate of hospitalization in the placebo cohort of patients is less, the sample size and number of patients enrolling overall in the trial may need to be increased. This would make the trial more difficult to complete, if at all, and the time and cost for completion of the trial would be expected to increase. As the COVID-19 landscape has evolved, rates of testing, diagnosis and hospitalization for COVID-19 have and continue to vary substantially. Reported rates of hospitalization in many geographic regions have and may continue to fluctuate significantly including being reported below 4% for the overall patient population in specific regions.

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

We have incurred significant operating expenses since our inception. For the year ended December 31, 2022 and the year ended December 31, 2021, our operating expenses were $130.7 million and $213.0 million, respectively. In 2021, as a result of the termination by Roche of the Roche License Agreement, which resulted in the recognition of revenue for accounting purposes associated with the deferred revenue balance associated with upfront payment and the milestone payment we received from Roche, we recorded operating income for the year ended December 31, 2021. For the year ended December 31, 2022, we did not record any operating income and we do not expect to realize operating income in 2023 or for the foreseeable future.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development activities. We expect to continue to incur significant additional operating expenses and to incur operating losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, discover or acquire and develop product candidates, including any product candidate we may seek to combine with bemnifosbuvir for the potential treatment of COVID-19, complete preclinical studies and clinical trials, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the US or abroad, respectively, we must submit to the FDA an NDA or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials.

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. As we advance clinical development activities, particularly our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild or moderate COVID-19 and our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, we expect our expenses will increase substantially. Additionally, our expenses will also increase substantially if or as we:

•
initiate clinical trials of a potential bemnifosbuvir combination regimen for the treatment of patients with COVID-19;
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
•
acquire or in-license commercial products or additional product candidates and technologies;
•
make milestone, royalty or other payments under the license agreement we entered into in December 2021 with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) with respect to the development and commercialization of ruzasvir for the treatment of HCV;
•
make upfront, milestone, royalty or other payments in connection with any future in-license agreements relating to other product candidates; and
•
incur continuing and increasing legal, accounting and other expenses in operating our business as a public company.

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require additional preclinical and/or clinical development, regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the foreseeable future, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the conduct of the Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild or moderate COVID-19 and our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Additionally, we anticipate that we will incur substantial expenses in connection with the development of a combination bemnifosbuvir COV19 product candidate and in connection with the discovery, acquisition and development of other product candidates.

We will continue to need additional capital to fund future clinical trials and preclinical development, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to initiate or complete planned clinical trials or seek regulatory approvals of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing could divert the time and attention of our management from day-to-day activities and may harm our product candidate development efforts.

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2022 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

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

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, or at all. The COVID-19 pandemic, including the evolution of new and existing variants of COVID-19, and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

Due to the recognition of revenue for accounting purposes of certain payments we received under the terminated Roche License Agreement, we recognized operating income for the year ended December 31, 2021. However, following the termination of the Roche License Agreement, we have received no incremental payments from Roche or any other third party that were recognized as revenue. As a result we incurred an operating loss in the amount of $130.7 million for the year ended December 31, 2022. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. Other than from the Roche License Agreement, we have not generated any revenue and do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
completion of our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19 on the timeline we anticipate and timely initiation and completion of other clinical trials including the Phase 2 trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and potentially initiation and completion of clinical trials evaluating a bemnifosbuvir combination regimen for the treatment of COVID-19, preclinical studies and other future clinical trials of other product candidates, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete additional IND enabling studies and successfully submit INDs, CTAs or comparable applications to allow us to initiate clinical trials for any other product candidates;
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
•
the availability, actual and perceived advantages and relative cost, convenience, safety and efficacy of any bemnifosbuvir COV19 product candidate, we may be able to commercialize, compared to other COVID-19 therapies as well as the accuracy and sufficiency of clinical evidence supporting its performance;
•
the willingness of physicians, operators of clinics and patients to conduct or participate in clinical trials evaluating our product candidates and, if successfully developed, to utilize or adopt any of our product candidates or future product candidates that may be approved as antiviral therapies;

•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our current or future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) or similar requirements outside the US;
•
our ability to successfully establish a commercial strategy and thereafter commercialize our current or future product candidates, in the US and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and
•
our ability to establish, maintain, protect and enforce intellectual property rights in and to our product candidates or any future product candidates.

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

As of December 31, 2022, we had US federal net operating loss carryforwards (“NOLs”), of $19.4 million, which may be available to offset future taxable income, if any, of which $0.4 million begin to expire in 2034 and of which $19.0 million do not expire but are limited in their usage (for taxable years beginning after December 31, 2022) to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2022, we had state NOLs of $30.0 million, which may be available to offset future taxable income, if any, and begin to expire in 2042. During the year ending December 31, 2021, we utilized each of federal and state NOLs of approximately $52.8 million and $52.6 million, respectively, and federal and state research and development credit carryforwards of $0.7 million and $0.3 million, respectively.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change,” generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs (to the extent not previously utilized) and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code.

For the year ended December 31, 2021, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future. We are in the process of completing a Section 382 study for the year ended December 31, 2022.

We may delay, suspend or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment or for other strategic business, financial or other reasons, which could materially harm our business and adversely affect our stock price.

Even if the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. In February 2023, after advancing AT-752 to Phase 2 clinical trial, we suspended the clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the anticipated long timelines and other challenges associated with the clinical development of an antiviral for the treatment of dengue. We have also recently terminated our efforts to discover a product candidate for the treatment of RSV. This action was taken to facilitate enhanced focus of our management team and resources for therapeutic indications where our programs are more advanced. These actions and any other similar delays, suspensions or terminations of other clinical programs or product candidates could materially harm our business, results of operations or financial condition.

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to develop one or more bemnifosbuvir COV19 product candidates. If we are not successful in developing a bemnifosbuvir COV19 product candidate, our business will be harmed. Our business is also highly dependent on the success of our other most advanced product candidates, including the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, which will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize one or more bemnifosbuvir COV19 product candidates and the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate. Among other things, this effort will require the successful completion of our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19 and additional nonclinical and clinical development and the incurrence of expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir for the treatment of COVID-19. COVID-19, while currently a global pandemic, is unpredictable and therapies, including any bemnifosbuvir COV19 product candidate, may be adversely impacted up to the point of obsolescence by the emergence of new variants or subvariants as well as by the development and authorization and approval of new vaccines, vaccine boosters and therapeutics. Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate.

If our competitors develop products to treat diseases and, if applicable, specified patient populations which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace. Nor can we be certain that, if approved, the safety and efficacy profile of any product will be consistent with the results observed in clinical trials, or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of a bemnifosbuvir COV19 product candidate or our other most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, or any approved products are not commercially successful, our business, financial condition and results of operations may be materially harmed.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, expensive, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be seriously harmed.

We are not permitted to commercialize, market, promote or sell any product candidate in the US without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved and the disease or condition for which the product candidate is intended, particularly with respect to COVID-19, which continues to evolve rapidly. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application.

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
•
the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the US or elsewhere;
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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”) or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

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
•
delays in obtaining required IRB or ethics committee approval or positive opinion at each clinical trial site;
•
delays in recruiting, screening and enrolling a suitable number and diversity of patients to participate in our clinical trials;
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
•
failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s GCPs, or applicable regulatory guidelines in other countries;
•
occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in trial of the same class of agents conducted by other companies;
•
changes to the clinical trial protocols;
•
subjects enrolled in our clinical trials or clinical sites deviating from the clinical trial protocol or dropping out of a trial;
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

In addition, events, occurrences and disruptions caused by the continuing evolution of COVID-19 may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, the rate of incidence, testing and diagnosis of COVID-19, changes in the standard of care for the treatment of COVID-19, which is rapidly evolving due to the mutation of the virus, rapidly increasing knowledge being obtained by healthcare providers, rates and durability of vaccines, and availability of an increasing number of therapeutic options, may impact the successful completion of our Phase 3 SUNRISE-3 clinical trial and other COVID-19-related clinical trials we may initiate.

Any inability to successfully complete our Phase 3 SUNRISE-3 clinical trial or the completion of any other planned clinical trials we may initiate could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any approved products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial, or by the FDA or any other regulatory authority, or if the IRBs of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we are currently doing and otherwise expect to continue doing for other product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“Clinical Trial Directive”), became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Through January 31, 2023, submissions of CTAs that we made in connection with each of our SUNRISE-3 Phase 3 clinical trial and our Phase 2 HCV clinical trial were made using the Clinical Trial Directive. We have only begun submitting CTAs under the CTR since February 1, 2023. Our experience with submissions under the CTR is limited. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations (“CROs”), may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency (“MHRA”) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation is being closely watched and will determine whether the UK chooses to align with the CTR or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

For the treatment of COVID-19 patients, in addition to our development of bemnifosbuvir as a monotherapy, we anticipate that we will develop a combination product consisting of bemnifosbuvir and an investigational protease inhibitor that is currently the subject of internal discovery efforts. For the treatment of HCV, we are currently pursuing development of bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

If the FDA or similar foreign regulatory authorities do not approve these other combination agents or revoke their approval thereof, or if safety, efficacy, manufacturing, or supply issues arise with the drugs or biologics we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates for combination therapy regimens.

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
•
the size of the target disease population and rates of diagnostic testing among the target disease population;
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we are aware of a number of clinical trials sponsored by our potential competitors that are evaluating oral antivirals for the treatment of high risk outpatients with mild to moderate COVID-19, the same patient population that we are seeking to enroll in SUNRISE-3. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Delays in patient enrollment as a result of competition, or in the case of COVID-19 in particular, evolution of the disease and treatment paradigms as well as rates of testing and diagnoses or for other reasons may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.

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

The FDA has broad discretion whether or not to grant Fast Track Designation to any particular product candidate. As a result, we may seek such Fast Track Designation for other product candidates, including bemnifosbuvir COV19 product candidates, but cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track Designation have nevertheless failed to obtain approval.

We currently conduct clinical trials, and may in the future choose to conduct additional clinical trials, of our product candidates in sites outside the US, and the FDA may not accept data from trials conducted in foreign locations.

We currently conduct, and expect in the future to conduct, clinical trials outside the US for our product candidates. The acceptance of study data from clinical trials conducted outside the US or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the US, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the US or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

In addition, there are risks inherent in conducting clinical trials in multiple jurisdictions, inside and outside of the US, such as:

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

Part of our strategy involves identifying novel product candidates. For example, we are currently engaged in internal efforts to discover a protease inhibitor product candidate that we may be able to combine with bemnifosbuvir for the treatment of COVID-19. These efforts and any subsequent discovery efforts we initiate to identify other novel product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly bemnifosbuvir COV19 product candidates and bemnifosbuvir in combination with ruzasvir for the treatment of HCV, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

We may attempt to secure FDA approval of certain product candidates through the use of the accelerated approval pathway or similar expedited approval pathways outside the US. If we are unable to obtain such approval, we may be required to conduct additional preclinical studies or clinical trials beyond those that we contemplate, which could increase the expense of obtaining, and delay the receipt of, necessary marketing approvals. Even if we receive accelerated approval from the FDA or similar expedited approval by foreign regulatory authorities, if our confirmatory trials do not verify clinical benefit, or if we do not comply with rigorous post-marketing requirements, the FDA or foreign regulatory authorities may seek to withdraw accelerated approval or similar conditional approval.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such confirmatory studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, the President signed an omnibus appropriations bill to fund the US government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, introduced reforms intended to expand the FDA’s ability to regulate products receiving accelerated approval, including by increasing the FDA’s oversight over the conduct of confirmatory trials; however, the ultimate impact of these reforms remains unclear.

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

The competent regulatory authorities in the EU have broad discretion whether to grant such a conditional marketing authorization or marketing authorization under exceptional circumstances, and, even if such assessment or authorization is granted, we may not experience a faster development process, review or authorization compared to conventional procedures. Moreover, the removal or threat of removal of such marketing authorizations may create uncertainty or delay in the clinical development of our product candidates and threaten the commercialization prospects of our products and product candidates, if approved. Such an occurrence could materially impact our business, financial condition and results of operations.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the US and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that none of the product candidates we are developing or that we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

The process of obtaining marketing approvals, both in the US and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. A proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) is expected to be adopted by the European Commission during the first quarter of 2023. The proposed revisions, once they are agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) may have a significant impact on the pharmaceutical industry in the long term.

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

We may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates in development for the treatment of COVID-19, and if we fail to obtain or maintain such authorizations, we may be required to pursue a more lengthy clinical development process than we expect, and our business may be harmed.

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial and other COVID-19 clinical trials, we may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA only under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Currently there are two oral direct acting antivirals Paxlovid™(nirmatrelvir and ritonavir) and LAGEVRIO® (molnupiravir) authorized for emergency use for high risk COVID-19 patients.

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

The authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances. The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. On January 31, 2023, the Biden Administration announced its plan to terminate the public health emergency, or PHE, for COVID-19 effective as of May 11, 2023. In the absence of a declaration of a PHE, the Secretary of HHS may determine that the circumstances justifying the issuance of future EUAs have also lapsed. In such case, we would be required to seek an NDA in order to commercialize any bemnifosbuvir COV19 product candidate.

Therefore, even if we believe the data from our Phase 3 SUNRISE-3 clinical trial and any other COVID-19 clinical trials we may initiate are positive, we may be unable to obtain an EUA or other emergency authorizations for a bemnifosbuvir COV19 product candidate. Moreover, even if we do obtain an EUA or comparable emergency authorization, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, until, if ever, we receive NDA approval for such product. Any cessation of commercialization activities would adversely impact our business, financial condition and results of operations.

Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the US, which would limit our ability to realize their full market potential.

In order to market any products outside of the US, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials which would be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and as an organization we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our ability to realize the full market potential of our products will be harmed.

Even if a current or future product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved antiviral products are well established in the medical community for the treatment of HCV and in the US, two oral antivirals, Paxlovid and Lagevrio, are currently authorized for the treatment of COVID-19, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the US have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attacks increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants.

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

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay our clinical development of our product candidates. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We will be subject to extensive and costly government regulation.

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation and oversight by the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of the US Department of Health and Human Services, the US Department of Justice, state and local governments, and their respective equivalents outside of the US. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding US regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We must obtain and maintain regulatory authorization to conduct clinical trials. We must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

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

In the US, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the US federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2031. Further, on March 11, 2021 the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services ("HHS") to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

In markets outside of the US and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies.

Enacted and future legislation and policies may increase the difficulty and cost for us to obtain marketing approval of our product candidates and could adversely affect our business.

In the US, legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA’s regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the US, the EU or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny and post-marketing requirements.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if one of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the US and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Moreover, the policies of the FDA and of other regulatory authorities may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the US or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action, and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The US federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and if approved, market, sell and distribute our product candidates,. Such laws include but are not limited to:

•
the US federal Anti-Kickback Statute, which makes it illegal for any person to knowingly and willfully solicit, offer, receive, pay or provide any remuneration (including any kickback, bribe or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under US federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the US federal civil and criminal false claims laws, including the civil False Claims Act (“FCA”), which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the US federal government, claims for payment or approval that are false, fictitious or fraudulent, knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the US federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. Companies that submit claims directly to payors may also be liable under the FCA for the direct submission of such claims. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. When an entity is determined to have violated the FCA, the government may impose civil fines and penalties for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
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
•
the US federal Health Insurance Portability and Accountability Act of 1996, (“HIPAA”) and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the US federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
the FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the US Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
•
federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•
analogous US state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the US federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws that require the registration of pharmaceutical sales representatives; and

•
similar healthcare laws and regulations in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

We are subject to diverse laws and regulations relating to data privacy and security. New privacy rules are being enacted in the US and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”), which generally went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the US. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third-party, could adversely affect our business, financial condition and results of operations. Such adverse effects may include, but are not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU GDPR went into effect in May 2018, and imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities in the EEA. The GDPR and related implementing laws in individual EU member states govern the collection and use of health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the US; in July 2020 the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EEA to the US by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on use of the standard contractual clauses (“SCCs”). In March 2022, the US and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-US Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for US Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, from January 1, 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime (the UK GDPR and UK Data Protection Act 2018), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater.

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

Most healthcare providers in the US, including research institutions from which we obtain patient health information, are subject to privacy and security regulations promulgated under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, any person may be prosecuted under HIPAA’s criminal provisions either directly or under aiding-and-abetting or conspiracy principles. Consequently, depending on the facts and circumstances, we could face substantial criminal penalties if we knowingly receive individually identifiable health information from a HIPAA-covered healthcare provider or research institution that has not satisfied HIPAA’s requirements for disclosure of individually identifiable health information. Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards.

We, our CROs and third-party service providers receive and maintain sensitive information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the US may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it. In addition, the EU adopted the EU Clinical Trials regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access their personal data processed in the context of clinical trials.

Our activities outside the US impose additional compliance requirements and generate additional risks of enforcement for noncompliance. Failure by our CROs and other third-party contractors to comply with the strict rules on the transfer of personal data outside of the EU into the US may result in the imposition of criminal and administrative sanctions on such collaborators, which could adversely affect our business. Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic testing laws may apply directly to our operations and/or those of our collaborators and may impose restrictions on our collection, use and dissemination of individuals’ health information.

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

Our operations, including our development, testing and manufacturing activities, are subject to numerous environmental, health and safety laws and regulations. These laws and regulations govern, among other things, the controlled use, handling, release and disposal of and the maintenance of a registry for, hazardous materials and biological materials, such as chemical solvents, human cells, carcinogenic compounds, mutagenic compounds and compounds that have a toxic effect on reproduction, laboratory procedures and exposure to blood-borne pathogens. If we fail to comply with such laws and regulations, we could be subject to fines or other sanctions. Moreover, certain environmental laws may impose liability without regard to fault or legality of the action at the time of its occurrence.

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
•
obtaining NDA approval by the FDA and comparable approvals of product candidates from foreign regulatory authorities;
•
formulating and manufacturing products; and
•
launching, marketing and selling products.

If these competitors access the marketplace before we do with safer, more effective, or less expensive therapeutics or vaccines, our product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. The success of our product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to our success include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products.

Significant competition exists from approved treatments and, in the case of COVID-19, authorized treatments or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of vaccines and therapeutics for COVID-19 and treatments for each of the disease indications we are targeting. Currently there are several vaccines and associated vaccine boosters approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ and Lagevrio™ each of which are authorized for emergency use for high risk COVID-19 patients. Additionally, Veklury, a nucleotide prodrug, which is intravenously administered is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death. Treatments in development for COVID-19 include GS-5245, an oral nucleoside prodrug, that is being evaluated by Gilead Sciences in a randomized, double-blind placebo controlled trial in non-hospitalized COVID patients who are at high risk of progression to hospitalization. There are also several drugs, including oral antivirals such as Epclusa® and Mavyret®, approved for the treatment of HCV Our product candidates are intended to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the US, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments.

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

In the US, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program is increasingly used as a model for how private and other governmental payors develop their coverage and reimbursement policies for new drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the US. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

Outside the US, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in the EU and other jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the US, the reimbursement for our product candidates may be reduced compared with the US and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes resulting from legislative actions, including the recently enacted IRA. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

In addition, since the Secretary of HHS in March 2020 declared a public health emergency at the outset of the COVID-19 pandemic, the US federal government has been a primary purchaser of therapeutics for the treatment of COVID-19. On January 31, 2023, the Biden Administration announced its plan to terminate the PHE for COVID-19, effective as of May 11, 2023. Even if we succeed in developing a bemnifosbuvir COV19 product candidate, we may not be able to compete effectively if such product does not satisfy government procurement requirements and our future results of operations may be adversely impacted if government procurement needs for such products decline due to over-saturated supply, reduced patient demand or reduced appropriations for such purchases. Additionally, it is uncertain for how long the US federal government will remain a primary purchaser of COVID-19 therapeutics. Recently, there have been announcements regarding the intention of the US federal government to transition the procurement and distribution of COVID-19 therapeutics, vaccines and diagnostic tests to the commercial market. The time at which this transition will occur is uncertain and is subject to many conditions including among others whether substantial incremental appropriations will be available to further fund the US federal government COVID-19 response. The effects of such a transition from US federal government procurement and distribution to commercial market channels are many and will likely include discontinuation of free or heavily subsidized access by US persons to COVID-19 therapeutics, vaccines and diagnostics. Such changes in patient access may affect product utilization and could limit our ability to successfully commercialize our product candidates and obtain a satisfactory financial return on our product candidates in this therapeutic space.

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

We may build our own focused sales, distribution and marketing infrastructure to market our product candidates, if approved, in the US and other markets around the world. There are significant expenses and risks involved with building our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact the commercialization of our product candidate, if approved. Additionally, if the commercial launch of our product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If any of our product candidates is approved for commercialization, we may selectively partner with third parties to market it in certain jurisdictions outside the US. We expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

•
different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•
reduced protection for patent and other intellectual property rights;
•
foreign reimbursement, pricing and insurance regimes;
•
potential noncompliance with the US Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-bribery and anticorruption laws in other jurisdictions; and
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad.

As an organization, we have no prior experience in these areas. In addition, we will need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories such as South America and Southeast Asia. Many US-based biotechnology companies have found the process of marketing products outside of North America to be very challenging.

Certain legal and political risks are also inherent in foreign operations. There is a risk that foreign governments may nationalize private enterprises in certain countries where we may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the US. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth. Additionally, the need to identify financially and commercially strong partners for commercialization outside the US who will comply with the high manufacturing and legal and regulatory compliance standards we require is a risk to our financial performance. As we operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our international operations will not have an adverse effect on our business, financial condition or results of operations.

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

We expect to rely on third-party manufacturers for the commercial supply of product candidates for which we obtain marketing approval, if any.

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

For ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of the current outbreak of COVID-19, a natural disaster, other pandemics, trade disruptions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations and similar regulatory requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the US. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

We do not have multiple sources of supply for all of the components used in the manufacture of bemnifosbuvir or ruzasvir or any of our other product candidates. For ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements and similar regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

As part of any marketing approval, regulatory authorities conduct inspections that must be successful prior to the approval of the product. Failure of manufacturing suppliers to successfully complete these regulatory inspections will result in delays. If supply from the approved supplier is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a NDA amendment or supplement, which could result in further delay. The FDA or other regulatory authorities outside of the US may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We are dependent on third parties to conduct critical aspects of our Phase 3 SUNRISE-3 clinical trial, our preclinical studies and our other clinical trials and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

For example, in February 2022, the Roche License Agreement under which we exclusively granted to Roche certain rights to develop bemnifosbuvir and certain rights to commercialize bemnifosbuvir outside of the US terminated. As a result, substantially all activities that Roche was conducting in connection with the development and manufacture of bemnifosbuvir, including global manufacture of clinical trial material and certain operations necessary for the conduct of clinical trials, ceased. Substantially all of these activities are necessary for the continued global development of a bemnifosbuvir COV19 product candidate and we are now solely responsible for the conduct and cost of such activities.

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

If we enter into collaborations to develop and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the license agreement with Merck was terminated, we would be required to discontinue the development, manufacture and commercialization of ruzasvir in combination with bemnifosbuvir, our lead product candidate for the treatment of HCV, unless we could enter into another agreement with Merck potentially on terms less favorable to us. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

Misconduct by our employees and independent contractors, including principal investigators, CROs, consultants, vendors and any third parties we may engage in connection with research, development, regulatory, manufacturing, quality assurance and other pharmaceutical functions and commercialization, could include intentional, reckless or negligent conduct or unauthorized activities that violate: (i) the laws and regulations of the FDA, and other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such authorities; (ii) manufacturing standards; (iii) data privacy, security, anti-corruption, fraud and abuse and other healthcare laws and regulations; or (iv) laws that require the reporting of true, complete and accurate financial information and data. Specifically, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws could also involve the improper use or misrepresentation of information obtained in the course of preclinical studies or clinical trials, creation of fraudulent data in preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid, other US federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations.

If our CMOs and CROs use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials by our CMOs and medical and biological materials by our CROs. Our CMOs and CROs are subject to federal, state and local laws and regulations in the US and in the countries in which they operate governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our CMOs’ and CROs’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from the improper handling of medical and biological or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect our intellectual property and prevent others from duplicating AT-511 (the free base of bemnifosbuvir), bemnifosbuvir and our in-licensed compound ruzasvir and their use or manufacture, or any of our other pipeline product candidates and any future product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the US and other countries with respect to such product candidates.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patents or patent applications at a reasonable cost or in a timely manner. Although we enter into confidentiality agreements with parties who have access to confidential or patentable aspects of our research and development output, such as our employees, CROs, consultants, scientific advisors and other contractors, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the US and other jurisdictions are typically not published until 18 months after filing, and some remain so until issued. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file any patent application related to an invention or product candidate. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced.

The strength of patents in the pharmaceutical field involves complex legal, factual and scientific questions and can be uncertain. It is possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. The patent applications that we own may fail to result in issued patents with claims that cover our product candidates in the US or in other foreign countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge the inventorship, ownership, validity, enforceability or scope of such patents, which may result in such patents being narrowed or invalidated, or being held unenforceable. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates or which effectively prevent others from commercializing competitive technologies and product candidates. Additionally, any US provisional patent application that we file is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the related provisional patent application. If we do not timely file any non-provisional patent application, we may lose our priority date with respect to the provisional patent application and any patent protection on the inventions disclosed in the provisional patent application.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and our patents may be challenged in courts or patent offices in the US and abroad. In addition, the issuance of a patent does not give us the right to practice the patented invention, as third parties may have blocking patents that could prevent us from marketing our product candidate, if approved, or practicing our own patented technology.

Wide-ranging patent reform legislation in the US, including the Leahy-Smith America Invents Act of 2011 (“Leahy-Smith Act”), may increase the uncertainty of the strength or enforceability of our intellectual property and the cost to defend it. The Leahy-Smith Act includes a number of significant changes to US patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. Under the Leahy-Smith Act, the US transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be prompt going forward during the time from invention to filing of a patent application and to be diligent in filing patent applications, but circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art. Furthermore, if a third-party filed a patent application before effectiveness of applicable provisions of the Leahy-Smith Act, on March 16, 2013, an interference proceeding in the US can be initiated by a third-party to determine if it was the first to invent any of the subject matter covered by the claims of our patent applications. We may also be subject to a third-party preissuance submission of prior art to the US Patent and Trademark Office (“USPTO”).

The Leahy-Smith Act created for the first time new procedures to challenge issued patents in the US, including post-grant review, inter partes review and derivation proceedings, which are adversarial proceedings conducted at the USPTO, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, which all of our patent filings have, a petition for post-grant review can be filed by a third-party in a nine-month window from issuance of the patent. A petition for inter partes review can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for inter partes review can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas inter partes review proceedings can only be brought to raise a challenge based on published prior art. These adversarial actions at the USPTO include review of patent claims without the presumption of validity afforded to US patents in lawsuits in US federal courts. The USPTO issued a final rule effective November 13, 2018 announcing that it will now use the same claim construction standard currently used in the US federal courts to interpret patent claims in USPTO proceedings, which is the plain and ordinary meaning of words used. If any of our patents are challenged by a third-party in such a USPTO proceeding, there is no guarantee that we will be successful in defending the patent, which would result in a loss of the challenged patent right to us, including loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us.

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

Our commercial success depends in part on our avoiding actual and allegations of infringement, misappropriation or other violation of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the US, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions, re-examination, and post-grant and inter partes review proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the EPO. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Many companies in intellectual property-dependent industries, including the pharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the pharmaceutical industry expands and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Some claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions and their uses do not or will not infringe, misappropriate or otherwise violate third-party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications that have been published can, or subject to certain limitations, later present claims in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. In order to successfully challenge the validity of a US patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such US patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such US patent. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

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

Our product candidates are predominantly nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences, Inc.; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Alios Biopharma; Medivir; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale. On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenges the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because hepatitis C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID-19 indication. On August 10, 2020, an anonymous party filed a third-party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug bemnifosbuvir. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (bemnifosbuvir) would be effective to treat HCV-infected cirrhotic patients. We filed a response to the Observation on October 2, 2020, wherein we disagreed for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and further noted that it is not straightforward that a treatment for patients with compensated cirrhosis would also be effective for patients with decompensated cirrhosis. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using bemnifosbuvir to treat cirrhotic HCV-infected patients. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications. In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. However, other than the foregoing issued US patent, there can be no assurance that the Observations will not adversely affect our ability to obtain issued patents from national-stage filings of such Patent Cooperation Treaty patent applications in any jurisdictions. We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third-party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time, including before or during this registration period. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

Our products are subject to The Drug Price Competition and Patent Term Restoration Act of 1984, as amended (also referred to as the Hatch-Waxman Act), in the US, that can increase the risk of litigation with generic companies trying to sell our products, and may cause us to lose patent protection.

Because our clinical candidates are pharmaceutical molecules reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the US to the patent litigation process of the Hatch-Waxman Act, as currently amended, which allows a generic company to submit an ANDA to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

Currently, in the US, the FDA may grant five years of exclusivity for new chemical entities (“NCEs”) for which all of our products may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of the ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

The FTC has brought a number of lawsuits in federal court in the past few years to challenge Hatch-Waxman Act ANDA litigation settlements between innovator companies and generic companies as anti-competitive. As an example, the FTC has taken an aggressive position that anything of value is a payment, whether money is paid or not. Under its approach, if an innovator as part of a patent settlement agrees not to launch or delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book-listed patent covering an innovator drug, or negotiates a delay in entry without payment, the FTC may consider it an unacceptable reverse payment. The pharmaceutical industry argues that such agreements are rational business decisions to dismiss risk and are immune from antitrust attack if the terms of the settlement are within the scope of the exclusionary potential of the patent. In 2013, the US Supreme Court, in a five-to-three decision in FTC v. Actavis, Inc., rejected both the pharmaceutical industry’s and FTC’s arguments with regard to so-called reverse payments, and held that whether a “reverse payment” settlement involving the exchange of consideration for a delay in entry is subject to an anticompetitive analysis depends on five considerations: (a) the potential for genuine adverse effects on competition; (b) the justification of payment; (c) the patentee’s ability to bring about anticompetitive harm; (d) whether the size of the payment is a workable surrogate for the patent’s weakness; and (e) that antitrust liability for large unjustified payments does not prevent litigating parties from settling their lawsuits, for example, by allowing the generic to enter the market before the patent expires without the patentee’s paying the generic. Furthermore, whether a reverse payment is justified depends upon its size, its scale in relation to the patentee’s anticipated future litigation costs, its independence from other services for which it might represent payment, as was the case in Actavis, and the lack of any other convincing justification. The Court held that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC, leaving to lower courts the structuring of such rule of reason analysis. If we are faced with drug patent litigation, including Hatch-Waxman Act litigation with a generic company, we could be faced with such an FTC challenge based on that activity, including how or whether we settle the case, and even if we strongly disagree with the FTC’s position, we could face a significant expense or penalty.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

The term of any individual patent depends on applicable law in the country where the patent is granted. In the US, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For patents that are eligible for extension of patent term, we expect to seek extensions of patent terms in the US and, if available, in other countries, however there can be no assurance that we will be granted any patent term extension we seek, or that any such patent term extension will provide us with any competitive advantage.

The Hatch-Waxman Act in the US provides for the opportunity to seek a patent term extension on one selected patent for each of our products, and the length of that patent term extension, if at all, is subject to review and approval by the USPTO and the FDA.

In the US, the Hatch-Waxman Act permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if a method of treatment patent, is limited to the approved indication (or any additional indications approved during the period of extension). The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Therefore, if we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the US, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case. If this were to occur, it could have a material adverse effect on our ability to generate product revenue.

In 1997, as part of the Food & Drug Administration Modernization Act, (“FDAMA”), Congress enacted a law that provides incentives to drug manufacturers who conduct studies of drugs in children. The law, which provides six months of exclusivity in return for conducting pediatric studies, is referred to as the pediatric exclusivity provision. If clinical studies are carried out by us that comply with the FDAMA, we may receive an additional six-month term added to our regulatory data exclusivity period and our patent term extension period, if received, on our product. However, if we choose not to carry out pediatric studies that comply with the FDAMA, or are not accepted by the FDA for this purpose, we would not receive this additional six-month exclusivity extension to our data exclusivity or our patent term extension.

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

Any claims we assert against third parties could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could counterclaim that the patents we have asserted are invalid or unenforceable, or both. In patent litigation in the US, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the US or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

The USPTO, EPO and other patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the US in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay such fees due to non-US patent agencies. While, in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors or other third parties might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the US. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Moreover, our ability to protect and enforce our intellectual property rights may be adversely affected by changes in foreign intellectual property laws. Additionally, laws of some countries outside of the US and Europe do not afford intellectual property protection to the same extent as the laws of the US and Europe.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. The legal systems of some countries, including India, China and other developing countries, may not favor the enforcement of our patents and other intellectual property rights.

This could make it difficult for us to stop the infringement of our patents or the misappropriation or other violation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved drugs to allow the government or one or more third-party companies to sell the approved drug without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented drugs without innovator approval. There is no guarantee that patents covering any of our drugs will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, Brazil allows its regulatory agency ANVISA to participate in deciding whether to grant a drug patent in Brazil, and patent grant decisions are made based on several factors, including whether the patent meets the requirements for a patent and whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce drug patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property (“TRIPS”), as interpreted by the Doha Declaration, countries in which drugs are manufactured are required to allow exportation of the drug to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the US or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

In addition, in November 2015, members of the World Trade Organization (“WTO”), which administers TRIPS, voted to extend the exemption against enforcing pharmaceutical drug patents in least developed countries until 2033. We currently have no patent applications filed in least developed countries, and our current intent is not to file in these countries in the future, at least in part due to this WTO pharmaceutical patent exemption.

Furthermore, the WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the US government recently took a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty and therefore could adversely affect our business. If a waiver is approved and covers COVID-19 treatments, such as bemnifosbuvir, our ability to successfully commercialize bemnifosbuvir and protect our related technology could be adversely affected.

We rely on our ability to stop others from competing by enforcing our patents, however some jurisdictions may require us to grant licenses to third parties. Such compulsory licenses could be extended to include some of our product candidates, which may limit our potential revenue opportunities.

Many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties, in certain circumstances. For example, compulsory licensing, or the threat of compulsory licensing, of life-saving products and expensive products is becoming increasingly popular in developing countries, either through direct legislation or international initiatives. Compulsory licenses could be extended to include some of our product candidates, if they receive marketing approval, which may limit our potential revenue opportunities. Consequently, we may not be able to prevent third parties from practicing our inventions in certain countries outside the US and Europe. Competitors may also use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, if our ability to enforce our patents to stop infringing activities is inadequate. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and resources from other aspects of our business. Furthermore, while we intend to protect our intellectual property rights in major markets for our products where such patent rights exist, we cannot ensure that we will be able to initiate or maintain similar efforts in all jurisdictions in which we may wish to market our products. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate.

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

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is either not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with parties who have access to them, such as our employees, CROs, consultants, scientific advisors and other contractors. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and our trade secrets could be disclosed, and we may not have adequate remedies for any such breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the US are less willing or unwilling to protect trade secrets. Misappropriation or unauthorized disclosure of our trade secrets or other confidential proprietary information could cause us to lose trade secret protection, impair our competitive position and have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets or other confidential proprietary information are deemed inadequate, we may have insufficient recourse against third parties for misappropriating the trade secret or other confidential proprietary information.

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
•
the Supreme Court of the US, other US federal courts, Congress, the USPTO or similar foreign authorities may change the standards of patentability and any such changes could narrow or invalidate, or change the scope of, our patents;
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

Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues, if any, could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trial conduct and execution, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by independent organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent organizations, advisors or consultants or find other competent outside independent organizations, advisors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of advisors and consultants, or we are not able to effectively maintain or obtain facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

As of February 20, 2023, we had 70 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our officers, directors and key employees. Due to the specialized knowledge each of our officers, directors and key employees possesses with respect to our product candidates and our operations, the loss of service of any of one or more of our officers, directors or key employees could seriously delay, harm or prevent the planning and execution of clinical trials and other key activities required for the successful advancement of our business. Although we have employment agreements with certain of executive officers, in general, these agreements do not prevent our executive officers from terminating their employment with us at any time.

We do not carry key person life insurance on any officers or directors.

In addition to retaining the continued service of our officers, directors and key employees, our future success and growth will depend in part on our ability to identify, hire and retain additional personnel.

Our ability to identify, hire and retain additional personnel and, if necessary, replace departed executive officers and key employees may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to discover or otherwise identify and develop product candidates and gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or effectively incentivize these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

Many of our key employees are vested in a substantial amount of our common stock or options to purchase our common stock. Our employees, including our key employees, may be more likely to leave us if the shares they own have significantly fluctuated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below or above the market price of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the current conflict between Ukraine and Russia has created extreme volatility in the capital markets and is having further global economic consequences including but not limited to those related to the supply of energy, agricultural products and other essential commodities. These conditions may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Political unrest, such as the current situation with Ukraine and Russia, may also cause volatility and disruption in the global economy. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

The continuing impact of “Brexit” may have a negative effect on our business.

Since the end of the Brexit transition period on January 1,2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain. However, under the Retained EU Law (Revocation and Reform) Bill 2022, which is currently before the UK parliament, any retained EU law not expressly preserved and “assimilated” into domestic law or extended by ministerial regulations (to no later than June 23, 2026) will automatically expire and be revoked by December 31, 2023. In addition, new legislation such as the CTR is not applicable in Great Britain. The UK government has passed the Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

The EU-UK Trade and Cooperation Agreement (“TCA”), came into effect on January 1, 2021. The TCA includes provisions affecting pharmaceutical businesses (including on customs and tariffs). In addition, there are some specific provisions concerning pharmaceuticals. These include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued. The TCA does not, however, contain wholesale mutual recognition of UK and EU pharmaceutical regulations and product standards, and it can be expected that there may be divergent local requirements in the UK from the EU in the future, which may impact clinical and development activities that occur in the UK in the future. Similarly, clinical trial submissions and data for activity in the UK will not be able to be bundled with those of EU countries within the EMA Clinical Trial Information System (“CTIS”), adding further complexity, cost and potential risk to future clinical and development activity in the UK. Significant political and economic uncertainty remains about how much the relationship between the UK and EU will differ as a result of the UK’s withdrawal.

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

As a result of Brexit and new regulatory regimes, we may also face new regulatory costs and challenges that could have an adverse effect on our operations. In addition, currency exchange rates between the pound sterling, the euro and the US dollar have already been, and may continue to be, affected by Brexit.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our shares of common stock and could exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of December 31, 2022. Therefore, these stockholders may, if acting together, have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, or influence amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline, even if our business is doing well.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If any of the analysts who cover us, or may cover us, downgrades our common stock or issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline as it did following the downgrades by covering analysts in the fourth quarter of 2021 following our report on the data from the Phase 2 MOONSONG clinical trial, which failed to meet the primary study endpoint in the overall patient population and other events. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our restated certificate of incorporation, specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders, other than suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and any action that the Court of Chancery of the State of Delaware has dismissed for lack of subject matter jurisdiction, which may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation also specifies that unless we consent in writing to the selection of an alternate forum, the federal district courts of the US shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

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

Weakening patent laws and enforcement by courts and other authorities in the US and other jurisdictions may impact our ability to protect our patents.

The US Supreme Court and lower courts have issued opinions in patent cases in the last few years that many consider may weaken patent protection in the US, either by narrowing the scope of patent protection available in certain circumstances, holding that certain kinds of innovations are not patentable or generally otherwise making it easier to invalidate patents in court. Additionally, there have been recent proposals for additional changes to the patent laws of the US and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the US Congress, the US courts, the USPTO and the relevant law-making and other bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce and defend our existing patents and patents that we might obtain in the future.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed. For example, we have been notified that a pre-grant opposition has been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patient Office. While we intend to defend our patent claims for AT-511, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. If so, uncertainties resulting from the initiation and continuation of such proceedings could have a material adverse effect on our ability to compete in the marketplace. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

Natural disasters (including, but not limited to earthquakes, fires, storms, floods, droughts, and extreme temperatures) or pandemics, other than or in addition to COVID-19, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change may increase the frequency or intensity of such events. Moreover, climate change may result is various chronic changes in the physical environment, such as changes in temperature or precipitation patterns or sea-level rise, that may also have an adverse impact on our operations. If a natural disaster, power outage, pandemic, such as the COVID-19 pandemic, or other event occurred that prevented us from using all or a significant portion of our headquarters or the virtual network capabilities upon which our employees depend to collaborate and access critical business records, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Increased attention to, and evolving expectations for initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing scrutiny from a variety of stakeholders related to their ESG and sustainability practices. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our Company and/or products, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees or customers, which may adversely impact our operations.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Our stock price has been and is likely to remain volatile. Extreme fluctuations have occurred in our stock price with closing prices in 2021 ranging from a high of $88.44 on February 8, 2021 to a low of $7.67 on November 23, 2021 and in 2022, from a high of $9.19 on January 3, 2022 to a low of $4.35 on December 28, 2022.

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
•
regulatory or legal developments in the US and other countries;
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
•
changes in accounting practices;
•
the trading volume of our common stock;
•
our cash, cash equivalents and marketable securities position;
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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for the year ending December 31, 2022. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of Section 404, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. We will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal office is located at 225 Franklin Street, Boston, Massachusetts, where we lease 17,544 square feet of office space. We lease this space under a sublease agreement, with the term January 1, 2022 through December 31, 2026. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

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

Holders of Our Common Stock

As of February 25, 2023 there were 21 stockholders of record of our common stock, which does not reflect stockholders whose shares were held in nominee or street name by brokers.

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

All shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-249404), as amended (“Registration Statement”), declared effective by the SEC on October 29, 2020.

We received net proceeds of approximately $317.6 million after deducting underwriting discounts and commissions and offering expenses.

The net proceeds from our IPO have been invested primarily in money market accounts and marketable securities. There has been no material change in the expected use of the net proceeds from our IPO as described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on October 29, 2020.

Stock Performance Graph

The performance graph compares the performance of our common stock to the S&P 500 Index and to the Nasdaq Biotechnology Index from October 30, 2020 (the first date that shares of our common stock were publicly traded) through December 31, 2022. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on October 30, 2020, and it assumes reinvestment of dividends, if any. The stock price performance included in this graph is not necessarily indicative of, nor is it intended to forecast, future stock price performance.

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

Overview

We are a clinical-stage biopharmaceutical company focused on discovering, developing, and commercializing antiviral therapeutics to improve the lives of patients suffering from serious viral infections. We are developing our lead product candidate, bemnifosbuvir, for the treatment of COVID-19, the disease caused by infection with SARS-CoV-2 and its variants. We are also developing bemnifosbuvir in combination with ruzasvir for the treatment of HCV.

COVID-19 has caused a global health crisis resulting in millions of deaths and lingering medical issues for many survivors. While there have been many rapid advances in the prevention and treatment of COVID‑19, due to the limitations of the current vaccine and treatment options, there remains a significant unmet medical need for large numbers of high-risk individuals both in the US and globally. Our COVID-19 strategy, centered on the development of bemnifosbuvir as a monotherapy and potentially as a part of a COVID-19 therapy that combines bemnifosbuvir with another antiviral agent and focuses on these high-risk patients for whom current vaccines and treatments remain inadequate. Our goal is to deliver a safe, effective, and convenient treatment option for individuals that remain vulnerable to hospitalization and death as a result of infection with SARS-CoV-2.

Even with the availability of vaccines and therapeutics, COVID-19 is the third leading cause of mortality in the US after only heart disease and cancer. As of February 15, 2023, the CDC reported that more than 400 persons a day are dying in the US from COVID-19 or related complications. More than 75% of these persons are 65 years and older. Additionally, it has been reported as recently as February 15, 2023, persons 60 years and older account for ~70 % of current US hospitalizations associated with COVID-19.

While the US government has recently announced plans to end the declaration of a public health emergency associated with COVID-19, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The reasons contributing to the likelihood of COVID-19 remaining an endemic threat include: (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) limitations of current oral antivirals such as drug-drug interactions, safety concerns and tolerability; (7) uncertain impact of vaccines on transmission; (8) continuing evolution of the virus evading endogenous and vaccine-induced immunity; and (9) diminution of virus transmission mitigation behaviors, such as wearing masks and social distancing.

The continued emergence of SARS-CoV-2 variants that may have greater transmissibility and may cause more severe disease, combined with the diminution of virus mitigation behaviors among others in the general population, together with the consequences that are expected to associate with the end of the public health emergency leave patients for whom current therapeutics are limited particularly vulnerable to the virus and related disease. In view of these factors, we are developing bemnifosbuvir as a potential therapy to meet the needs of these vulnerable patients.

As COVID-19 continues to persist as a serious global endemic disease, we believe that the COVID-19 therapeutic market will remain a multi-billion-dollar opportunity for many years to come with the US continuing to comprise the most significant commercial market. In the US, we anticipate that the COVID-19 commercial market will soon transition from a single government payer to more traditional payer channels such as Medicare, Medicaid and private commercial insurance. We anticipate a major consideration for determining reimbursement by these third party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations.

Bemnifosbuvir

We utilized our team’s expertise and experience, gained from decades of developing innovative antiviral treatments, to design bemnifosbuvir, an investigational, proprietary, potent, and selective, nucleotide polymerase inhibitor, which may be developed as each of a monotherapy and in combination with other antiviral agents. Bemnifosbuvir (AT-527) has been derived from our internal discovery program that combines unique nucleotide scaffolds with novel double prodrugs for the purpose of inhibiting the enzymes central to viral replication. Utilizing this double prodrug moiety approach, we believe that we have been able to maximize formation of the active metabolite of bemnifosbuvir thereby creating an oral antiviral product candidate that is designed to be preventing replication of ssRNA viruses while avoiding toxicity to host cells. Additionally, in nonclinical studies we have demonstrated that bemnifosbuvir has a unique mechanism of action that includes both RdRp chain termination and inhibition of the NiRAN of the SARS-CoV-2 virus and variants. By targeting these highly conserved sites through this unique dual mechanism of action, bemnifosbuvir has the potential to create a high barrier to resistance. Additionally, in in vitro studies we have conducted, bemnifosbuvir maintained its antiviral activity across COVID-19 VOCs, including all Omicron subvariants tested.

COVID-19 Clinical Studies

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial. SUNRISE-3 is evaluating bemnifosbuvir (550 mg BID for five days) in at least 1500 high-risk non-hospitalized patients with mild or moderate COVID-19. The trial will be conducted at clinical trial sites in the US, Europe, Japan, and other regions of the world. The patient population will consist of those at the highest risk for disease progression, including patients ≥ 80 years old, patients ≥ 65 years old with one or more major risk factors, and immunocompromised patients ≥ 18 years old, all regardless of COVID-19 vaccination status.

SUNRISE-3 is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but will also explore the effect of combination therapy in a smaller sub-set of patients who receive an antiviral drug along with bemnifosbuvir (secondary analysis). The trial will include two populations derived from the type of SOC received: 1) “supportive care population” (those patients who do not qualify for an approved antiviral treatment or where antivirals are not locally available) which will assess bemnifosbuvir given as monotherapy (primary analysis) and 2) “combination antiviral population” which will assess combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg BID plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in at least 1,300 patients in the supportive care population and is powered to detect a clinically meaningful reduction in hospitalization/death versus placebo in this population. By enriching the patients enrolling in the trial with those who are at the highest risk for disease progression, we are targeting rates of hospitalization/death of ~4-6%. An interim analysis will be conducted by a DSMB after 60% patient enrollment in the arm of the study enrolling the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

In parallel to conducting our SUNRISE-3 clinical trial, we are engaging in efforts to discover a protease inhibitor product candidate that we may combine with bemnifosbuvir for the treatment of specific COVID-19 patient populations that are unable to mount immune response and require combination therapy. We have conducted in vitro studies that have demonstrated an additive antiviral effect when bemnifosbuvir was combined with antivirals from the protease inhibitor class, including nirmatrelvir. The data that we anticipate obtaining from the SUNRISE-3 clinical trial in the subset of patients who receive combination therapy will be, we believe, the first clinical data evaluating the combination of bemnifosbuvir and certain other currently authorized antiviral treatments.

Combination Therapy

Combination therapy utilizing multiple direct acting antivirals with differing mechanisms of action is an established strategy that has been historically successful in treating many life-threatening viral diseases, including HIV, HBV and HCV. Nucleos(t)ide analogs are the backbone of many of these successful combination therapies. Advantageously, drug combinations can simultaneously target multiple points in the viral replication cycle with the effect of increasing antiviral activity and can also combat resistance that may develop over time with use of single agent drugs.

Hepatitis C Virus (HCV) Clinical Studies

For the treatment of chronic HCV infection, we are advancing the combination of bemnifosbuvir and ruzasvir, an investigational NS5A inhibitor. Approximately 58 million people globally, including ~2.4 million in the US, are living with chronic HCV infection. The WHO reports a global incidence of 1.5 million cases per year and 399,000 deaths per year. The US HCV prevalence is expected to remain constant over the coming years as rising HCV incidence offsets the number of new patients treated.

We believe that the combination of bemnifosbuvir and ruzasvir has the potential to improve upon the current standard of care by offering a differentiated short duration, pan-genotypic protease-sparing regimen for HCV-infected patients with or without cirrhosis.

During the second quarter of 2023, we plan to initiate enrollment of a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of the pan-genotypic combination consisting of 550 mg QD of bemnifosbuvir and 180 mg QD of ruzasvir after eight weeks of treatment. Approximately 280 HCV-infected, treatment-naïve patients across all genotypes, including a lead-in cohort of approximately 60 patients are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and sustained virologic response (SVR) at Week 12 post-treatment. Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment and resistance.

Dengue and RSV

In February 2023, after advancing AT-752 to a Phase 2 clinical trial, we have determined not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully administering an antiviral very shortly after infection which is not feasible with the current diagnostic tests, and estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

We have also recently have determined not to further pursue further our discovery efforts to identify a product candidate for the treatment of respiratory syncytial virus (RSV). This action was taken to facilitate enhanced focus of our management team and to deploy our other resources on those therapeutic indications where our programs are more advanced.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $646.7 million in cash, cash equivalents and marketable securities at December 31, 2022. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities into 2026.

Roche License Agreement

In October 2020, we entered into the Roche License Agreement, with F. Hoffmann-La Roche Ltd and Genentech, Inc. in connection with the global development, manufacture and commercialization of the Compounds, Products, and Companion Diagnostics. Subject to the terms and conditions of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

As partial consideration of the rights we granted to Roche under the Roche License Agreement, Roche paid us an upfront payment of $350 million in November 2020. Additionally, upon realization of a development milestone in June 2021, we received an additional $50 million from Roche.

On February 10, 2022 the Roche License Agreement terminated following the receipt of notice of termination from Roche in November 2021. Our obligations to share costs with Roche also ended at that time. As a result of the termination of the Roche License Agreement, we have regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize the Compounds, the Products and the Companion Diagnostics in all fields of use.

Financial Operations Overview

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $646.7 million. Net cash used in operating activities was $121.0 million for the year ended December 31, 2022.

We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations into 2026.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

We plan to continue to use third-party service providers, including CROs to carry out our preclinical and clinical development and CMOs to manufacture and supply the materials to be used during the development of our product candidates. Additionally, we expect to rely on CMOs for the manufacture of commercial supply of any product candidate we may successfully develop.

As we continue to advance our programs, we expect to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue clinical development of bemnifosbuvir as a monotherapy for the treatment of COVID-19;
•
advance the clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
continue discovery and IND-enabling activities in anticipation of nominating a protease inhibitor product candidate for the treatment of COVID-19;
•
initiate clinical development of bemnifosbuvir in combination with a protease inhibitor for the treatment of COVID-19;
•
manufacture increasing quantities of bemnifosbuvir drug substance and drug product in anticipation of potential commercialization;
•
seek market approval and prepare for potential commercialization of product candidates we may successfully develop;
•
acquire or in-license clinical stage drug candidates, form strategic alliances or establish collaborations with third parties;

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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include external costs consisting of fees paid to third parties, including CROs and CMOs, to conduct certain research and development activities on our behalf and consulting costs, as well as internal costs consisting of payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

As discussed in Note 3 to our consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. These costs represented a substantial portion of our research and development expenses and a material portion of our total expenses during the year ended December 31, 2021. During the year ended December 31, 2022, we recorded a net reduction to research and development expenses of $6.9 million related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments [by Roche] in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
COVID-19 external costs	$19,546	$93,508	$23,043
Dengue external costs	11,150	9,396	2,167
HCV external costs	5,817	27,514	1,831
RSV external costs	2,135	1,887	1,127
Internal research and development costs	43,288	34,900	9,855
Total research and development expenses	$81,936	$167,205	$38,023

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

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for consulting, accounting and tax services, legal fees and expenses related to intellectual property and corporate matters, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our general and administrative personnel, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses will continue to increase as a result of increased personnel costs, expanded infrastructure, increased compliance, consulting, legal and accounting services costs, and costs associated with support of increasing research and development activities, including more advanced clinical development of our product candidates and the initiation of activities in preparation for potential commercialization of any product candidates that we may successfully develop. Increasing costs associated with operating as a public company are also expected to result in the incurrence of additional general and administrative expenses.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$—	$351,367	$(351,367)
Operating expenses:
Research and development	81,936	167,205	(85,269)
General and administrative	48,714	45,785	2,929
Total operating expenses	130,650	212,990	(82,340)
Income (loss) from operations	(130,650)	138,377	(269,027)
Interest income and other, net	11,151	213	10,938
Income (loss) before income taxes	(119,499)	138,590	(258,089)
Income tax benefit (expense)	3,590	(17,400)	20,990
Net income (loss)	$(115,909)	$121,190	$(237,099)

Revenue

Collaboration revenue for the year ended December 31, 2021 was derived from the Roche License Agreement that was executed in October 2020 and terminated in February 2022. As discussed in Note 3 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, following receipt in November 2021 of the notice from Roche terminating the agreement, we recognized all remaining deferred revenue in 2021. We had no collaboration revenue for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses decreased by $85.3 million from $167.2 million for the year ended December 31, 2021 to $81.9 million for the year ended December 31, 2022. The decrease in research and development expenses was primarily due to a $93.7 million decrease in external expenses. This decrease principally resulted from the discontinuation in February 2022 of our obligation to share costs incurred by Roche in connection with Roche’s development of bemnifosbuvir. This cost sharing obligation ended simultaneous with the termination of the Roche License Agreement. Associated with the Roche License Agreement, we recorded a net credit of $6.9 million for the year ended December 31, 2022 compared to expense of $76.6 million for the year ended December 31, 2021. In addition, we recorded a $25.0 million charge related to the one time upfront payment for the Merck license agreement during the year ended December 31, 2021. Partially offsetting the decrease was an increase of $8.4 million in internal costs primarily due to an increase in personnel-related expenses, including salaries and bonuses, benefits and stock-based compensation expense of $3.2 million for our research and product development employees and consulting fees, and $1.0 million in other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $2.9 million from $45.8 million for the year ended December 31, 2021 to $48.7 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily due to the expansion of our organization and reflected an increase of $4.2 million in payroll and personnel-related expenses, including salaries, benefits and stock-based compensation expense of $3.3 million; partially offset by a decrease in professional fees of $1.2 million; and an increase in other general and administrative expenses of $0.6 million.

Interest Income and Other, Net

Interest income and other, net, increased by $10.9 million for the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to investing in higher yield marketable securities and higher interest rates.

Income Taxes

We recorded a net benefit for income taxes of $3.6 million for the year ended December 31, 2022 compared to a provision for income taxes of $17.4 million for the year ended December 31, 2021. The net benefit recorded for the year ended December 31, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. For the year ended December 31, 2021, we recorded income tax expense related to pre-tax income earned primarily due to amounts received from the Roche License Agreement.

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$351,367	$48,633	$302,734
Operating expenses:
Research and development	167,205	38,023	129,182
General and administrative	45,785	21,640	24,145
Total operating expenses	212,990	59,663	153,327
Loss from operations	138,377	(11,030)	149,407
Interest income and other, net	213	83	130
Income (loss) before income taxes	138,590	(10,947)	149,537
Income tax expense	(17,400)	—	(17,400)
Net income (loss)	$121,190	$(10,947)	$132,137

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

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2022, we had cash, cash equivalents and marketable securities of $646.7 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026.

We entered into an open market sales agreement ("Sales Agreement"), with Jeffries, LLC ("Jeffries") in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. We have agreed to pay Jeffries a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of December 31, 2022, no shares have been issued under the Sales Agreement.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur increased expenditures for the foreseeable future, and we expect our expenses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company and expand our organization to support more advanced clinical development of our product candidates and the initiation of activities in preparation for potential commercialization of our product candidates.

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. We may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of one or more of our product candidates. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(120,982)	$(87,005)	$296,734
Net cash used in investing activities	(455,410)	(4)	(26)
Net cash provided by financing activities	370	1,465	531,748
Net increase (decrease) in cash, cash equivalents and restricted cash	$(576,022)	$(85,544)	$828,456

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $121.0 million. Cash used in operating activities was primarily due to net loss of $115.9 million, accretion of premium and discounts on marketable securities of $5.5 million, increase in prepaid expenses and other assets of $7.7 million and a decrease in accounts payable and accrued expenses of $39.6 million, partially offset by stock-based compensation of $46.7 million.

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

Net cash provided by operating activities for the year ended December 31, 2020 was $296.7 million. Cash provided by operating activities was primarily due to an increase in deferred revenue of $301.4 million related to the Roche License Agreement, an increase in accounts payable and accrued expenses of $11.9 million and stock based compensation of $7.5 million, partly offset by the use of funds in our operations to develop our product candidates, resulting in a net loss of $10.9 million. Additional uses of cash during the period included an increase in prepaid expenses and other current assets $7.3 million and unbilled accounts receivable of $5.8 million. The net increase in deferred revenue of $301.4 was the result of the $350.0 million upfront payment offset by revenue recognized of $48.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 was $455.4 million and consisted of purchases of fixed assets of $1.9 million and purchases of marketable securities of $545.4 million, partially offset by sales and maturities of marketable securities of $91.9 million.

Net cash used in investing activities for each of the years ended December 31, 2021 and 2020 was less than $0.1 million and consisted of purchases of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million and consisted of proceeds from the exercise of stock options and proceeds from issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities for the year ended December 31, 2021 was $1.4 million and consisted of proceeds from issuance of common stock as a result of the exercise of stock options.

Net cash provided by financing activities for the year ended December 31, 2020 was $531.8 million, which consisted primarily of $106.6 million of net proceeds from the sale of Series D convertible preferred stock, $107.5 million of net proceeds from the sale of Series D-1 convertible preferred stock and $317.6 million of net proceeds from our IPO.

Contractual Obligations and Commitments

We lease our office space in Boston, Massachusetts under a non-cancelable operating sublease . The term of the sublease commenced on January 1, 2022 and will expire on December 31, 2026.

The following table summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$805	$1,659	$855	$—	$3,319

We enter into contracts in the normal course of business with CROs for preclinical and clinical studies and testing, CMOs for manufacture and supply of our clinical trial materials and other third parties for other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancelation consist only of payments for services provided and expenses incurred up to the date of cancelation.

In December 2021, we entered into a license agreement with Merck for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir, or products containing ruzasvir for all therapeutic or prophylactic uses in humans.

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck a non-refundable upfront payment in the amount of $25 million. We are obligated to pay Merck milestone payments of $135 million in the aggregate upon its achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon its achievement of certain sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product (or a Compound contained in such Product) and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial. The table above does not include the potential milestones or royalties that we may be obligated to pay under the Merck License Agreement.

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

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

Our critical accounting policies are those policies that require the most significant judgements and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock based compensation.

Revenue Recognition

As of December 31, 2022, all of our revenue to date had been collaboration revenue generated under the Roche License Agreement.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of the common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2022, 2021 and 2020, respectively. Estimating the fair value of our common stock prior to the completion of our initial public offering involved significant judgement and the use of estimates.

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

The third-party valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“Practice Aid”).

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
•
equity market conditions affecting comparable public companies; and
•
general US market conditions and the lack of marketability of our common stock.

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

Subsequent to the completion of our IPO, the fair value of our common stock is based on the daily closing quoted market price of our common stock.

We also account for any modifications to share based payments in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC 718").

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

Marketable Securities

Our investment strategy is focused on capital preservation. We invest in instruments that meet the credit quality standards outlined in our investment policy. Marketable securities consist of investments with maturities greater than three months. Marketable securities include US treasury obligations, US agency obligations, corporate debt, commercial paper and asset-backed securities. We classify all of our marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income within stockholders’ equity. Amortization and accretion of discounts and premiums are recorded as interest income.

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

Concentration of Credit Risk and Off-balance Sheet Risk

Financial instruments that potentially subject us to concentrations of credit risk primarily consist of cash equivalents and marketable securities. Under our investment policy, we limit amounts invested in such securities by credit rating, maturity, industry group, investment type and issuer, except for securities issued by the US government. We do not believe that we are subject to any significant concentrations of credit risk from these financial instruments. We have no financial instruments with off-balance sheet risk, such as foreign exchange contracts, option contracts, or other foreign hedging arrangements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2022, we had cash, cash equivalents and marketable securities of $646.7 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Atea Pharmaceuticals, Inc. and subsidiary's (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About our Executive Officers and Directors” at the end of Part I, Item I, Business, of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-26 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.2	11/5/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock	10-K	001-39661	4.2	3/30/2021
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	333-249404	10.2	10/26/2020
10.1-1#	Form of Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.1	2/28/2022
10.1-2#	Form of Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.2	2/28/2022
10.2#	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3#	Non-Employee Director Compensation Program					*
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH	10-K	001-39661	10.5	2/28/2022
10.6#	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7#	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020
10.8#	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020	10-K	001-39661	10.8	3/30/2021
10.9#	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020	10-K	001-39661	10.9	3/30/2021
10.10#	Employment Agreement between the Company and John Vavricka, dated November 3, 2020	10-K	001-39661	10.10	3/30/2021
10.11#	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020	10-K	001-39661	10.11	3/30/2021
10.12#	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1	333-249404	10.1	10/9/2020
10.13	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.13-1	Amendment to Sublease Agreement dated April 11, 2022 between the Company and DataRobot, Inc.	10-Q	001-39661	10.1	8/8/2022
10.14#	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
10.15	Consulting Agreement dated June 10, 2022, by and between the Company and Bruce Polsky, M.D.	10-Q	001-39661	10.2	8/8/2022
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATEA PHARMACEUTICALS, INC.

Date: February 28, 2023	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 28, 2023
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	February 28, 2023
Andrea Corcoran

/s/ Wayne Foster	Executive Vice President, Chief Accounting Officer (principal accounting officer)	February 28, 2023
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	February 28, 2023
Franklin Berger

/s/ Jerome Adams	Director	February 28, 2023
Jerome Adams, M.D., M.P.H

/s/ Barbara Duncan	Director	February 28, 2023
Barbara Duncan

/s/ Bruno Lucidi	Director	February 28, 2023
Bruno Lucidi

/s/ Polly A. Murphy	Director	February 28, 2023
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	February 28, 2023
Bruce Polsky, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Boston, Massachusetts

February 28, 2023

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$188,460	$764,375
Marketable securities	458,249	—
Prepaid expenses and other current assets	14,213	8,028
Total current assets	660,922	772,403
Property and equipment, net	1,705	23
Restricted cash	198	305
Other assets	1,494	—
Operating lease right-of-use assets, net	2,389	161
Total assets	$666,708	$772,892
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,551	$4,534
Accrued expenses and other current liabilities	15,206	52,152
Current portion of operating lease liabilities	721	197
Total current liabilities	18,478	56,883
Operating lease liabilities	2,403	—
Income taxes payable	5,255	5,932
Total liabilities	26,136	62,815
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,287,639 and 83,102,730 shares issued and outstanding as of December 31, 2022 and 2021	83	83
Additional paid-in capital	701,052	653,964
Accumulated other comprehensive loss	(684)	—
Retained earnings (accumulated deficit)	(59,879)	56,030
Total stockholders’ equity	640,572	710,077
Total liabilities and stockholders’ equity	$666,708	$772,892

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021	2020
Collaboration revenue	$—	$351,367	$48,633
Operating expenses
Research and development	81,936	167,205	38,023
General and administrative	48,714	45,785	21,640
Total operating expenses	130,650	212,990	59,663
Income (loss) from operations	(130,650)	138,377	(11,030)
Interest income and other, net	11,151	213	83
Income (loss) before income taxes	(119,499)	138,590	(10,947)
Income tax benefit (expense)	3,590	(17,400)	—
Net income (loss)	$(115,909)	$121,190	$(10,947)
Other comprehensive income (loss)
Unrealized loss on available-for-sale investments	(684)	—	—
Comprehensive income (loss)	$(116,593)	$121,190	$(10,947)
Net income (loss) per share attributable to common stockholders
Basic	$(1.39)	$1.46	$(0.51)
Diluted	$(1.39)	$1.37	$(0.51)
Weighted-average number of common shares used in computing net income (loss) per share attributable to common stockholders
Basic	83,245,385	82,820,037	21,592,441
Diluted	83,245,385	88,249,243	21,592,441

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Retained Earnings	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	OCI	(Accumulated Deficit)	Equity
Balance – January 1, 2020	33,645,447	$69,114	10,091,100	$10	$4,632	$—	$(54,213)	$(49,571)
Issuance of Series D convertible preferred stock, net of issuance costs of $869	15,313,382	106,631	—	—	—	—	—	—
Issuance of Series D-1 convertible preferred stock, net of issuance costs of $15	8,973,261	107,485	—	—	—	—	—	—
Issuance of common stock for exercise of stock options	—	—	18,747	—	27	—	—	27
Stock-based compensation in connection with vesting of restricted stock	—	—	20,000	—	657	—	—	657
Initial public offering, net of issuance costs of $3,245	—	—	14,375,000	14	317,591	—	—	317,605
Conversion of preferred stock into common stock	(57,932,090)	(283,230)	57,932,090	58	283,172	—	—	283,230
Stock-based compensation expense	—	—	—	—	6,800	—	—	6,800
Net loss	—	—	—	—	—	—	(10,947)	(10,947)
Balance – December 31, 2020	—	—	82,436,937	82	612,879	—	(65,160)	547,801
Issuance of common stock for exercise of stock options	—	—	665,793	1	1,464	—	—	1,465
Stock-based compensation expense	—	—	—	—	39,621	—	—	39,621
Net income	—	—	—	—	—	—	121,190	121,190
Balance – December 31, 2021	—	—	83,102,730	83	653,964	—	56,030	710,077
Issuance of common stock for exercise of stock options	—	—	155,873	—	230	—	—	230
Issuance of common stock under ESPP			29,036		140			140
Stock-based compensation expense	—	—	—	—	46,718	—	—	46,718
Other comprehensive loss	—	—	—	—	—	(684)	—	(684)
Net loss	—	—	—	—	—	—	(115,909)	(115,909)
Balance – December 31, 2022	—	$—	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$(115,909)	$121,190	$(10,947)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Stock-based compensation expense	46,718	39,621	7,457
Depreciation and amortization expense	260	29	19
Accretion of premium and discounts on marketable securities	(5,465)	—	—
Changes in operating assets and liabilities
Unbilled accounts receivable	—	—	(5,815)
Prepaid expenses and other current assets	(6,251)	(483)	(7,296)
Other assets	(1,494)	(161)	—
Accounts payable	(1,983)	10,289	(488)
Accrued expenses and other liabilities	(37,623)	43,877	12,437
Deferred revenue	—	(301,367)	301,367
Operating lease liabilities	765	—	—
Net cash provided by (used in) operating activities	(120,982)	(87,005)	296,734
Cash flows from investing activities
Additions to property and equipment	(1,943)	(4)	(26)
Purchases of marketable securities	(545,352)	—	—
Sales and maturities of marketable securities	91,885	—	—
Net cash used in investing activities	(455,410)	(4)	(26)
Cash flows from financing activities
Net proceeds from issuance of convertible preferred stock	—	—	214,116
Proceeds from issuance of common stock for exercise of stock options	230	1,465	27
Proceeds from issuance of common stock under ESPP	140	—	—
Net proceeds from initial public offering of common stock	—	—	317,605
Net cash provided by financing activities	370	1,465	531,748
Net increase (decrease) in cash, cash equivalents and restricted cash	(576,022)	(85,544)	828,456
Cash, cash equivalents and restricted cash at the beginning of period	764,680	850,224	21,768
Cash, cash equivalents and restricted cash at the end of period	$188,658	$764,680	$850,224
Cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$188,460	$764,375	$850,117
Restricted cash	198	305	107
Total cash, cash equivalents and restricted cash	$188,658	$764,680	$850,224

Supplemental disclosure of non-cash financing activities
Conversion of preferred stock to common stock upon closing of initial public offering	$—	$—	$283,230
Right of use assets obtained in exchange for operating lease liabilities	$2,938	$—	$—

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

In October 2020, the Company entered into a license agreement, (“Roche License Agreement”) with F. Hoffmann-La Roche Ltd and Genentech, Inc. (collectively “Roche”), granting Roche an exclusive license to develop and commercialize certain of the Company’s compounds including its lead product candidate bemnifosbuvir outside of the United States.

As part of the consideration, Roche agreed to pay the Company an upfront payment of $350,000 (“Roche Upfront Payment”), which was received in November 2020. In 2021, the Company also received $50,000 pursuant to a milestone under the Roche License Agreement.

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

On November 3, 2020, the Company completed an initial public offering of its common stock (“IPO”). In connection with the IPO, the Company issued 14,375,000 shares of its common stock at $24.00 per share for net proceeds of $317,605 after deducting underwriting discounts and commissions and offering expenses payable by the Company. Upon closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 57,932,090 shares of common stock.

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development will require significant amounts of additional capital, and additional research and development efforts, including extensive preclinical and clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company believes that its cash and cash equivalents and marketable securities of $646,709 as of December 31, 2022 will be sufficient to fund its operations as currently planned through at least twelve months from the issuance of this Annual Report on Form 10-K.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jeffries LLC (“Jeffries”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jeffries, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jeffries a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jeffries with customary indemnification and contribution rights. As of December 31, 2022, no shares have been issued under the Sales Agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of accrued research and development expenses, valuation of marketable securities, the valuation of stock-based awards, valuation of operating lease right-of-use assets and lease liabilities and income taxes. Changes in estimates are recorded in the period in which they become known.

Principles of Consolidation

The consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly- owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Reclassification

Certain items in the prior year’s financial statements have been reclassified to conform to the current presentation.

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

Contract costs

The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if the costs are expected to be recovered. The Company has elected the practical expedient in ASC 340, Other Assets and Deferred Costs, wherein it recognizes the incremental costs of obtaining a contract as an expense when incurred if, at inception, the expected amortization period of the asset that the Company otherwise would have recognized is one year or less. In connection with the Roche License Agreement, the Company incurred an incremental cost of $7,000, which was included in general and administrative costs in the accompanying statement of operations and comprehensive income(loss) for the year ended December 31, 2020.

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

Marketable Securities

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. Marketable securities consist of investments with maturities greater than three months. Investments not classified as cash equivalents with maturities of less than twelve months are classified as current assets on the consolidated balance sheet. Investments with maturities greater than twelve months for which the Company has the intent and ability to hold the investment for greater than twelve months are classified as non-current on the consolidated balance sheet. Marketable securities include U.S. treasury obligations, U.S. agency obligations, corporate debt, commercial paper and asset-backed securities. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income within stockholders’ equity. Interest, dividends and amortization and accretion of discounts and premiums are recorded as interest income and other, net. The Company periodically reviews its marketable securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. Declines in fair value judged to be other than temporary on marketable securities, if any, are included in interest income and other, net.

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

Level 3—Inputs to the valuation methodology are unobservable and significant to the fair value measurement of the assets and liabilities. The carrying amounts of accounts. payable, accrued and prepaid expenses and other current assets approximate their fair value due to short-term maturities.

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

Other Assets

Other assets consist of a vendor deposit of $1,494 related to research and development activities.

Impairment of Long-lived Assets

The Company reviews long-lived assets when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2022, 2021 and 2020.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Lease Accounting. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

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

Stock-based Compensation

Stock-based compensation expense is classified in the consolidated statement of operations and comprehensive income (loss) in the same manner in which the award recipient’s payroll costs or service payments are classified. Stock-based awards granted to employees and non-employees are measured based on the estimated fair value of the awards using the Black-Scholes option pricing model (“Black-Scholes”). Stock-based compensation expense with respect to awards with service conditions is recognized using the straight-line method over the service period. Stock-based compensation with respect to awards with performance conditions is recognized when satisfaction of the performance conditions is probable. Stock-based compensation is based on awards ultimately expected to vest and, as such, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.

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

Expected volatility—Since the Company was privately held through October 29, 2020 and did not have any trading history for its common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. During the fiscal year ended December 31, 2022 the Company began to incorporate the historical volatility of its own stock price in its calculation of its expected volatility.

Expected dividend yield —The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The Company also accounts for any modifications to share based payments in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).

The purchase price of the Company's common stock under the Company’s 2020 Employee Stock Purchase Plan ("ESPP") is equal to 85% of the lesser of (i) the fair market value per share of its common stock on the first business day of an offering period and (ii) the fair market value per share of its common stock on the purchase date. The fair value of the discounted purchases made under ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with equity holders. For the year ended December 31, 2022, the comprehensive loss consisted of unrealized losses on available for sale investments. The Company did not have any items of comprehensive income or loss other than net income (loss) for the years ended December 31, 2021 and 2020.

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

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock. Due to net loss for the year ended December 31, 2022 and 2020, basic and diluted net loss per share attributable to common stockholders was the same, as the effect of all potentially dilutive securities would have been anti-dilutive.

In-process Research and Development Assets

In-process research and development assets that are acquired in a transaction that does not qualify as a business combination under GAAP and that do not have an alternative future use are expensed in the period in which the assets are acquired.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer, who manages and allocates resources to the operations on a total company basis. Accordingly, there is a single operating segment and one reportable segment.

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

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the year ended December 31, 2022.

3. Collaboration Revenue

Background

In October 2020, the Company entered into a License Agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which the Company granted an exclusive license for certain development and commercialization rights related to bemnifosbuvir outside of the United States (other than for certain HCV uses) to Roche.

In November 2021, Roche provided the Company with a notice of termination of the Roche License Agreement which became effective in February 2022. Upon termination, the rights and licenses granted by the Company to Roche under the Roche License Agreement were returned to the Company, resulting in the Company having all rights to continue the clinical development and future commercialization of bemnifosbuvir worldwide. Global development plan activities and related cost sharing between the parties continued through the effective date of the termination.

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

Prior to receipt of the termination notice, the Company classified all revenues recognized under the Roche License Agreement as collaboration revenue within the accompanying consolidated statements of operations and comprehensive income (loss). The Company recorded revenue of $351,367 and $48,633 for the years ended December 31, 2021 and 2020, respectively, related to the Roche License Agreement.

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

For the years ended December 31, 2021 and 2020, costs reimbursable by Roche, which are reflected as a reduction to research and development expenses were $7,264 and $7,901, respectively. The Company recorded research and development expense of $76,567 and $2,086 during the years ended December 31, 2021 and 2020, respectively, related to its share of costs incurred by Roche. As of December 31, 2021, the Company recorded accrued expenses of $10,417 related to amounts payable to Roche.

For the year ended December 31, 2022, the Company recorded a net credit of $6,898 from Roche. The credit recorded during the year ended December 31, 2022 represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of December 31, 2022 is a net balance due from Roche of $1,060.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

				As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,584	$—	$—	$167,584
Marketable Securities
U.S. Treasury obligations	—	59,118	—	59,118
U.S. Government agency securities	—	14,941	—	14,941
Commercial paper	—	310,433	—	310,433
Corporate bonds	—	61,249	—	61,249
Asset-backed securities	—	12,508	—	12,508
Total	$167,584	$458,249	$—	$625,833

				As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$731,767	$—	$—	$731,767
Total cash equivalents	$731,767	$—	$—	$731,767

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds that are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2022 and 2021.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2022 and 2021.

5. Marketable Securities

				As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
U.S. Treasury obligations	$59,422	$—	$(304)	$59,118
U.S. Government agency securities	15,000	—	(59)	14,941
Commercial paper	310,433	—	—	310,433
Corporate bonds	61,504	—	(255)	61,249
Asset-backed securities	12,574	—	(66)	12,508
Total	$458,933	$—	$(684)	$458,249

As of December 31, 2022, the Company held 15 securities that were in an unrealized loss position of $684 with an aggregate fair value of $143,221. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the year ended December 31, 2022. The Company had no marketable securities prior to July 2022.

As of December 31, 2022, none of the securities had remaining maturities longer than one year. The Company did not hold any marketable securities as of December 31, 2021.

The Company received proceeds of $91,885 from sales and maturities of marketable securities during the year ended December 31, 2022.

6. Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2022	2021
Laboratory equipment	$5	$5
Office furniture and fixtures	396	13
Computer hardware	102	37
Leasehold improvements	1,475	129
Total property and equipment, at cost	1,978	184
Less: accumulated depreciation and amortization	(273)	(161)
Property and equipment, net	$1,705	$23

Depreciation and amortization expense was $260, $29 and $19 for the years ended December 31, 2022, 2021 and 2020, respectively.
7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2022	2021
Research and development, including manufacturing and clinical expenditures	$7,667	$18,080
License fee	—	25,000
Income taxes	99	2,572
Payroll and payroll related	6,459	4,209
Professional fees and other	981	2,291
Total accrued expenses and other current liabilities	$15,206	$52,152

8. Commitments and Contingencies

Operating Lease Agreements

In July 2021, the Company entered into a non-cancelable operating lease agreement pursuant to which the Company leased office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension. The Company began to occupy the space in May 2022. Previously, the Company’s principal office was located at 125 Summer Street in Boston, Massachusetts pursuant to a lease that expired in July 2022.

In connection with the 225 Lease commencement, the Company recorded a right-of-use asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022. As of January 1, 2021, the date of adoption of ASC 842, the Company utilized operating classification for its former facility lease and recorded a right-of-use asset and lease liability related to its former office lease at 125 Summer Street.

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of December 31, 2022 and 2021.

		As of December 31,
	2022	2021
Right-of-use asset	$2,389	$161
Current lease liability	721	197
Non-current lease liability	2,403	—

The components of the lease allocated between the general and administrative and the research and development expenses on the consolidated statement of operations for the years ended December 31, 2022 and 2021 were as follows:

		Year Ended December 31,
	2022	2021
Operating lease costs	$811	$281
Variable lease costs	78	37
Total lease costs	$889	$318

The variable lease costs for the years ended December 31, 2022 and 2021 include common area maintenance and other operating charges associated with the Company’s lease of its principal office facilities in Boston, MA. As the Company’s lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

		As of December 31,
	2022	2021
Remaining lease term (in years)	4.0	0.5
Discount rate	3.1%	7.0%

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of December 31, 2022 were as follows:

2023	$805
2024	821
2025	838
2026	855
Total lease payments	3,319
Less amount representing implied interest	(195)
Total lease liability	$3,124
Current portion of operating lease liabilities	721
Noncurrent portion of operating lease liabilities	$2,403

Rent expense recognized under all operating leases was $811, $318 and $303 for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company is required to maintain a letter of credit for the duration of the 225 Lease. The Company maintains a bank deposit of $198, to collateralize the letter of credit which is classified as restricted cash and a long-term asset in the consolidated balance sheet as of December 31, 2022.

License Agreement

Background

In December 2021, the Company entered into a license agreement with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) (“Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir (“Compound”). Ruzasvir is the NS5A inhibitor the Company is developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, the Company obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize the Compound, or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (“Field”).

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

The Company recognized, as research and development expense, the $25,000 non-refundable upfront payment amount as a cost of the asset acquired in the year ended December 31, 2021 because the in-process research and development asset does not have an alternative future use. The upfront payment, paid in February 2022, was included in accrued expenses as of December 31, 2021.

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

9. Preferred Stock

As of December 31, 2022 the Company has 10,000,000 shares of preferred stock authorized. None of these shares of preferred stock have been issued.

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

10. Common Stock

As of December 31, 2022, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,287,639 shares of common stock were issued and outstanding.

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

As of December 31, 2022, the Company had the following reserved shares of common stock:

Outstanding options	13,632,278
Outstanding restricted stock units	161,750
Outstanding performance-based restricted stock units	724,970
Shares reserved for future grant under 2020 Incentive Award Plan	7,961,066
Shares reserved under ESPP	1,157,964
23,638,028

11. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2022, the shares available under the plan were increased by 8,285,983 shares. As of December 31, 2022 there were 7,961,066 shares of common stock remaining available for future issuance under the 2020 Plan. In January 2023, the shares of the Company's common stock available under the 2020 Plan were increased by 4,164,381 shares.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase up to 5,982,266 shares of common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the year ended December 31, 2022, the Company granted 182,350 restricted stock units to employees with an aggregate grant date fair market value of $1,302. The restricted stock unit awards vest in three annual installments, the first of which occurred on January 31, 2023. No restricted stock units were granted during the years ended December 31, 2021 and 2020. During the year ended December 31, 2022, 20,600 restricted stock units were cancelled due to terminations.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	182,350	$7.14
Release	—	$—
Cancelled	(20,600)	$7.14
Unvested shares at December 31, 2022	161,750	$7.14

Performance-based Restricted Stock Units

During the year ended December 31, 2022, the Company granted 742,070 performance-based restricted stock units to employees with an aggregate grant date fair value of $5,298. No performance-based restricted stock units were granted during the years ended December 31, 2021 and 2020. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of each award eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through December 31, 2022, as the minimum performance criteria had not been deemed probable. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the year ended December 31, 2022, 17,100 performance-based restricted stock units were cancelled due to terminations.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	—	$—
Granted	742,070	$7.14
Release	—	$—
Cancelled	(17,100)	$7.14
Unvested shares at December 31, 2022	724,970	$7.14

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the ESPP, which became effective upon the closing of the Company’s IPO in November 2020. The Company initially reserved a total of 1,187,000 shares of its common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2023, the number of shares of the Company's common stock available for issuance under the ESPP was increased by 832,876 shares.

In April 2022, the Company initiated its first offering period under the ESPP. Each offering period is six months in duration with the purchase date being the last trading day of the offering period. On September 30, 2022, the first offering period concluded and the Company issued 29,036 shares of its common stock for proceeds of $140.

Stock Options

The following summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2022	10,516,972	$22.87	8.1	$31,239
Granted	3,884,917	$7.08
Exercised	(155,873)	$1.48
Cancelled	(613,738)	$25.87
Outstanding at December 31, 2022	13,632,278	$18.48	7.7	$10,937
Vested and expected to vest at December 31, 2022	13,632,278	$18.48	7.7	$10,937
Vested and exercisable at December 31, 2022	7,459,247	$16.11	7.0	$10,348

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of December 31, 2022, total unrecognized compensation expense related to stock option awards was $92,798, which amount is being recognized over a remaining weighted average period of 2.3 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2022, 2021 and 2020 was $5.09, $39.10 and $14.93, respectively. The fair value of each award was estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	2.10%	0.80%	0.31 - 0.56%
Expected term	5.96 years	5.99 years	6.25 years
Expected volatility	85.0%	85.0%	80.0% - 91.7%
Expected dividend yield	0%	0%	0%

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	For the Year Ended December 31,
	2022	2021	2020
Research and development expense	$21,870	$18,127	$3,565
General and administrative	24,848	21,494	3,892
Total stock-based compensation expense	$46,718	$39,621	$7,457

The components of stock-based compensation expense were:

	For the Year Ended December 31,
	2022	2021	2020
Restricted common stock	$—	$—	$657
Restricted stock units	352	—	—
Performance-based restricted stock units	—	—	—
Stock options	46,220	39,621	6,800
ESPP	145	—	—
Total stock-based compensation expense	$46,718	$39,621	$7,457

12. Income Taxes

For the year ended December 31, 2022, the Company recorded a benefit for income taxes of $3,590. The benefit for income taxes was primarily the result of changes in estimates between the Company’s initial provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. For the year ended December 31, 2021, the Company recorded a provision for income taxes of $17,400.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Expected income tax benefit at the federal statutory rate	21.0%	21.0%	21.0%
State and local taxes	5.6	3.2	(2.6)
Return to provision adjustments	3.4	—	—
Research and development credits	2.1	(4.1)	12.5
Stock-based compensation	(3.8)	—	(13.6)
Foreign derived intangible income	-	(6.1)	—
Uncertain tax positions	(0.2)	4.3	—
Other	0.3	(1.4)	—
Change in valuation allowance	(25.3)	(4.4)	(17.3)
Total	3.1%	12.5%	0.0%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2022	2021
Deferred tax assets (liabilities)
Capitalized research and development	$14,305	$—
Net operating loss carryforwards	5,590	—
License agreement	6,043	6,261
Stock-based compensation	12,215	5,643
Research and development credits	3,826	—
Other	70	256
Prepaid expenses	(893)	(1,256)
Deferred tax assets (liabilities)	41,156	10,904
Less: valuation allowance	(41,156)	(10,904)
Net deferred tax assets (liabilities)	$—	$—

As required by the 2017 tax Cut and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized, which resulted in deferred tax asset.

As of December 31, 2022, the Company had federal net operating losses of $19,392 and state net operating loss carryforwards of $30,030, which may be used to offset future tax liabilities. The Company has federal and state credit carryforwards of $2,533 and $1,294, respectively. The federal net operating losses and research and development tax credits begin to expire in 2034.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Based on the Company’s projected net operating losses for 2023 and beyond, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $41,156 at December 31, 2022.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.

The Company performed an analysis through December 31, 2021 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that there was no impact on the Company's ability to utilize net operating losses or credit carryforwards in 2021. The Company is in the process of completing a Section 382 study for the fiscal year 2022. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, additional tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files federal and various state income tax returns. The statute of limitations for assessment by the Internal Revenue Service (“IRS”), and state tax authorities remains open for all tax years ended since the inception of the Company. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information. During the year ended December 31, 2021, the Company recorded an unrecognized tax benefit of $5,932 related to certain tax positions. The Company did not have any unrecognized tax benefits prior to the year ended December 31, 2021.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2022:

Balance beginning of year	$5,932
Decrease related to current year provision to return adjustment	(943)
Increase related to accrued interest	266
Balance at end of period	$5,255

13. Net Income (Loss) Per Share Attributable to Common Stockholders

Basic and diluted earnings per share are calculated as follows:

	Year Ended
	December 31,
	2022	2021	2020
Net income (loss)	$(115,909)	$121,190	$(10,947)
Weighted average common shares outstanding, basic	83,245,385	82,820,037	21,592,441
Dilutive effect of outstanding stock options	—	5,429,206	—
Weighted average common shares outstanding, diluted	83,245,385	88,249,243	21,592,441
Net income (loss) per share, basic	$(1.39)	$1.46	$(0.51)
Net income (loss) per share, diluted	$(1.39)	$1.37	$(0.51)

Stock options for the purchase of 13,632,278 weighted average shares were excluded from the computation of diluted net loss per share attributable to common stockholders for the year ended December 31, 2022 as their effect is antidilutive.

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

14. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the years ended December 31, 2022 and 2021, the Company recognized expense of $541 and $272, respectively, relating to matching contributions to the 401(k) Plan.

15. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $110 and $67 for the years ended December 31, 2022 and 2021.

In May 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of $1 in connection with this consulting agreement for the year ended December 31, 2022.