Form 10-Q
period 2023-03-31
Atea Pharmaceuticals, Inc.
filed 2023-05-08
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 83,399,377 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors.” You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance. Given these uncertainties, you should not rely on these

i

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
•
The continuing evolution of the COVID-19 pandemic may materially and adversely affect our business opportunities, clinical trials and financial results.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$183,255	$188,460
Marketable securities	437,233	458,249
Prepaid expenses and other current assets	11,902	14,213
Total current assets	632,390	660,922
Property and equipment, net	1,601	1,705
Restricted cash	198	198
Other assets	1,691	1,494
Operating lease right-of-use assets, net	2,251	2,389
Total assets	$638,131	$666,708
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$700	$2,551
Accrued expenses and other current liabilities	10,931	15,206
Current portion of operating lease liabilities	730	721
Total current liabilities	12,361	18,478
Operating lease liabilities	2,215	2,403
Income taxes payable	5,373	5,255
Total liabilities	19,949	26,136
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,399,377 and 83,287,639 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	83	83
Additional paid-in capital	713,752	701,052
Accumulated other comprehensive loss	(307)	(684)
Accumulated deficit	(95,346)	(59,879)
Total stockholders’ equity	618,182	640,572
Total liabilities and stockholders’ equity	$638,131	$666,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$28,954	$29,633
General and administrative	12,615	12,542
Total operating expenses	41,569	42,175
Loss from operations	(41,569)	(42,175)
Interest income and other, net	6,299	98
Loss before income taxes	(35,270)	(42,077)
Income tax expense	(197)	—
Net loss	$(35,467)	$(42,077)
Other comprehensive income:
Unrealized gains on available-for-sale investments	377	—
Comprehensive loss	$(35,090)	$(42,077)
Net loss per share - basic and diluted	$(0.43)	$(0.51)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	83,332,397	83,176,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2022	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	$83	$713,752	$(307)	$(95,346)	$618,182

	Common Stock		Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$—	$56,030	$710,077
Exercise of stock options	154,861	—	223	—	—	223
Stock-based compensation expense	—	—	11,661	—	—	11,661
Net loss	—	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	$83	$665,848	$—	$13,953	$679,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(35,467)	$(42,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,535	11,661
Non-cash lease expense	—	16
Depreciation and amortization expense	104	7
Accretion of premium and discounts on marketable securities	(3,087)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,311	275
Other assets	(197)	—
Accounts payable	(1,851)	(877)
Accrued expenses and other liabilities	(4,157)	(28,014)
Operating lease liabilities	(41)	—
Net cash used in operating activities	(29,850)	(59,009)
Cash flows from investing activities
Additions to property and equipment	—	(44)
Purchases of marketable securities	(156,626)	—
Sales and maturities of marketable securities	181,106	—
Net cash provided by (used in) investing activities	24,480	(44)
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	—	223
Proceeds from issuance of common stock under ESPP	165	—
Net cash provided by financing activities	165	223
Net decrease in cash, cash equivalents and restricted cash	(5,205)	(58,830)
Cash, cash equivalents and restricted cash at the beginning of period	188,658	764,680
Cash, cash equivalents and restricted cash at the end of period	$183,453	$705,850
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$183,255	$705,545
Restricted cash	198	305
Total cash, cash equivalents and restricted cash	$183,453	$705,850
Supplemental cash flow information:
Property and equipment purchases unpaid at period end	$—	$702
Right of use assets obtained in exchange for operating lease liabilities	$—	$2,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Nature of Business

Background

Atea Pharmaceuticals, Inc., together with its subsidiary, Atea Pharmaceuticals Securities Corporation, is referred to on a consolidated basis as the "Company”.

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company believes that its cash and cash equivalents and marketable securities of $620,488 as of March 31, 2023 will be sufficient to fund its operations as currently planned through at least twelve months from the issuance of this Quarterly Report on Form 10-Q.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2023, no shares have been issued under the Sales Agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2023, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023, the results of its operations for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim period.

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

Significant Accounting Policies

There were no changes in the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 28, 2023.

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

3. Collaboration Agreement

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

The activities undertaken as a part of the global development plan were accounted for under ASC 808. Expenses incurred and reimbursements made or received from Roche were accounted for pursuant to ASC 730, Research and Development. As such, the Company was expensing costs as incurred, including any reimbursements made to Roche, and recognizing reimbursement received from Roche as a reduction of research and development expense through the effective date of the termination.

For the three months ended March 31, 2022, costs reimbursable by Roche, which are reflected as a reduction to research and development expenses were $845. The Company recorded research and development expense of $9,578 during the three months ended March 31, 2022, related to its share of costs incurred by Roche.

The Company recorded a credit to research and development expense of $1,000 for the three months ended March 31, 2023. The credit recorded represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of March 31, 2023 is a net balance due from Roche of $1,000.

4. Marketable Securities

				As of March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$64,741	$—	$(158)	$64,583
US Government agency securities	33,555	64	(19)	33,600
Commercial paper	246,131	—	—	246,131
Corporate bonds	82,306	33	(195)	82,144
Asset-backed securities	10,807	—	(32)	10,775
Total	$437,540	$97	$(404)	$437,233

				As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,422	$—	$(304)	$59,118
US Government agency securities	15,000	—	(59)	14,941
Commercial paper	310,433	—	—	310,433
Corporate bonds	61,504	—	(255)	61,249
Asset-backed securities	12,574	—	(66)	12,508
Total	$458,933	$—	$(684)	$458,249

As of March 31, 2023, the Company held 17 securities that were in an unrealized loss position of $404 with an aggregate fair value of $152,790. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2023. The Company had no marketable securities prior to July 2022.

None of the securities had remaining maturities longer than one year as of March 31, 2023 or December 31, 2022.

The Company received proceeds of $181,106 from sales and maturities of marketable securities during the three months ended March 31, 2023.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$178,062	$—	$—	$178,062
Commercial paper	—	4,997	—	4,997
Marketable Securities
US Treasury obligations	—	64,583	—	64,583
US Government agency securities	—	33,600	—	33,600
Commercial paper	—	246,131	—	246,131
Corporate bonds	—	82,144	—	82,144
Asset-backed securities	—	10,775	—	10,775
Total	$178,062	$442,230	$—	$620,292

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,584	$—	$—	$167,584
Marketable Securities
US Treasury obligations	—	59,118	—	59,118
US Government agency securities	—	14,941	—	14,941
Commercial paper	—	310,433	—	310,433
Corporate bonds	—	61,249	—	61,249
Asset-backed securities	—	12,508	—	12,508
Total	$167,584	$458,249	$—	$625,833

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy include commercial paper, governmental and corporate bonds and asset-backed securities with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2023	December 31, 2022
Research and development, including manufacturing and clinical expenditures	$7,347	$7,667
Income taxes	178	99
Payroll and payroll related	2,400	6,459
Professional fees and other	1,006	981
Total accrued expenses and other current liabilities	$10,931	$15,206

7. Common Stock

At March 31, 2023, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,399,377 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2022, the shares available under the plan were increased by 8,285,983 shares. In January 2023, the shares of the Company's common stock available under the 2020 Plan were increased by 4,164,381 shares. As of March 31, 2023, 7,067,749 shares of common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase up to 5,982,266 shares of common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the three months ended March 31, 2023 and 2022, respectively, the Company granted 2,065,800 and 182,350 restricted stock units to employees under the 2020 Plan with an aggregate grant date fair market value of $9,565 and $1,302, respectively. The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the three months ended March 31, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	161,750	$7.14
Granted	2,065,800	$4.63
Released	(53,935)	$7.14
Cancelled	(27,998)	$5.62
Unvested shares at March 31, 2023	2,145,617	$4.74

As of March 31, 2023, total unrecognized compensation expense related to restricted stock units was $9,615, which amount is being recognized over a remaining weighted average period of 2.8 years.

Performance-based Restricted Stock Units

During the three months ended March 31, 2022, the Company granted 742,070 performance-based restricted stock units to employees under the 2020 Plan with an aggregate grant date fair value of $5,298. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of each award eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through March 31, 2023, as the minimum performance criteria had not been deemed probable. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the year ended December 31, 2022, 17,100 performance-based restricted stock units were canceled due to terminations.

The following table summarizes the activity related to performance-based restricted stock units for the three months ended March 31, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	724,970	$7.14
Granted	—	$—
Released	—	$—
Cancelled	—	$—
Unvested shares at March 31, 2023	724,970	$7.14

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2023	13,632,278	$18.48	7.7	$10,937
Granted	3,303,050	$4.59
Exercised	—	$—
Cancelled	(283,154)	$22.17
Outstanding at March 31, 2023	16,652,174	$15.66	7.8	$6,070
Vested and expected to vest at March 31, 2023	16,652,174	$15.66	7.8	$6,070
Vested and exercisable at March 31, 2023	8,375,736	$16.31	6.6	5,871

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of four years and have a contractual term of ten years. As of March 31, 2023, total unrecognized compensation expense related to stock option awards was $87,997, which amount is being recognized over a remaining weighted average period of 2.7 years.

The aggregate grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $11,123 and $14,811, respectively.

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

In April 2022, the Company initiated its first offering period under the ESPP. Each offering period is six months in duration with the purchase date being the last trading day of the offering period. During the three months ended March 31, 2023, the Company issued 57,803 shares for proceeds of $165.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$11,880	$11,591
Restricted stock units	600	70
Performance-based stock units	—	—
Employee stock purchase plan	55	—
Total stock-based compensation expense	$12,535	$11,661

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2023	2022
Research and development expense	$5,928	$5,428
General and administrative	6,607	6,233
Total stock-based compensation expense	$12,535	$11,661

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2023	2022
Net loss	$(35,467)	$(42,077)
Weighted average common shares outstanding, basic and diluted	83,332,397	83,176,408
Net loss per share, basic and diluted	$(0.43)	$(0.51)

Stock options for the purchase of 16,652,174 shares, 2,145,617 restricted stock units and 724,970 performance-based restricted stock units were excluded from the computation of the net loss per share for the three months ended March 31, 2023, due to net loss during the period as their effect is antidilutive.

Stock options for the purchase of 13,182,944 shares, 182,350 restricted stock units and 742,070 performance-based restricted stock units were excluded from the computation of the net loss per share for the three months ended March 31, 2022, due to net loss during the period as their effect is antidilutive.

10. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

In connection with the 225 Lease commencement, the Company recorded a right-of-use asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of March 31, 2023.

As of March 31,
2023
Right-of-use asset	$2,251
Current lease liability	730
Non-current lease liability	2,215

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of March 31, 2023 were as follows.

As of March 31,
2023
2023	$604
2024	821
2025	838
2026	855
Total lease payments	3,118
Less amount representing implied interest	(173)
Total lease liability	$2,945
Current portion of operating lease liabilities	$730
Noncurrent portion of operating lease liabilities	$2,215

For the three months ended March 31, 2023 and 2022, the Company recorded operating lease costs of $162 and $232, respectively, relating to its operating lease agreements.

The Company maintains a bank deposit of $198, to collateralize a letter of credit which is classified as restricted cash in the consolidated balance sheet as of March 31, 2023.

11. Income Taxes

The Company recorded income tax expense of $197 and $0 for the three months ended March 31, 2023 and 2022, respectively. The Company maintained a full valuation allowance for the three months ended March 31, 2023 and 2022 due to uncertainty regarding its ability to utilize deferred tax assets.

12. Commitments and Contingencies

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

13. Benefit Plan

The Company's defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended March 31, 2023 and 2022, the Company recognized expense of $394 and $240, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 for each of the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

COVID-19 has caused a global health crisis resulting in millions of deaths and lingering medical issues for many survivors. While there have been many rapid advances in the prevention and treatment of COVID‑19, due to the limitations of the current vaccine and treatment options, there remains a significant unmet medical need for large numbers of high-risk individuals both in the US and globally. Our COVID-19 strategy, centered on the development of bemnifosbuvir as a monotherapy and potentially as a part of a COVID-19 therapy that combines bemnifosbuvir with another antiviral agent, focuses on high-risk patients for whom current vaccines and treatments remain inadequate. Our goal is to deliver a safe, effective, and convenient treatment option for individuals that remain vulnerable to hospitalization and death as a result of infection with SARS-CoV-2.

While the WHO recently determined that COVID-19 no longer fit the definition of a public health emergency and the US government has announced its plan to let the declaration of a public health emergency associated with COVID-19 (“PHE”) expire on May 11, 2023, COVID-19 is expected to remain a serious endemic threat for an indefinite future period. The reasons contributing to the likelihood of COVID-19 remaining an endemic threat include: (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) limitations of current oral antivirals such as drug-drug interactions, safety concerns and tolerability; (7) uncertain impact of vaccines on transmission; (8) continuing evolution of the virus evading endogenous and vaccine-induced immunity; and (9) diminution of virus transmission mitigation behaviors, such as wearing masks and social distancing.

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

Bemnifosbuvir

We utilized our team’s expertise and experience, gained from decades of developing innovative antiviral treatments, to design bemnifosbuvir, an investigational, proprietary, potent, and selective, nucleotide polymerase inhibitor, which may be developed as each of a monotherapy and in combination with other antiviral agents. Bemnifosbuvir (AT-527) has been derived from our internal discovery program that combines unique nucleotide scaffolds with novel double prodrugs for the purpose of inhibiting the enzymes central to viral replication. Utilizing this double prodrug moiety approach, we believe that we have been able to maximize formation of the active metabolite of bemnifosbuvir thereby creating an oral antiviral product candidate that is designed to prevent replication of single stranded RNA viruses while avoiding toxicity to host cells. Additionally, in nonclinical studies we have demonstrated that bemnifosbuvir has a unique mechanism of action that includes both RNA dependent RNA polymerase chain termination and inhibition of the nucleotityltransferase of the SARS-CoV-2 virus and variants. By targeting these highly conserved sites through this unique dual mechanism of action, bemnifosbuvir has the potential to create a high barrier to resistance. Additionally, in in vitro studies we have conducted, bemnifosbuvir maintained its antiviral activity across COVID-19 variants of concern, including all Omicron subvariants that have been tested.

COVID-19 Clinical Studies

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial. SUNRISE-3 is evaluating bemnifosbuvir (550 mg BID for five days) in at least 1500 high-risk non-hospitalized patients with mild or moderate COVID-19. The trial is being conducted at clinical trial sites in the US, Europe, Japan, and other regions of the world. The patient population consists of those at the highest risk for disease progression, including patients ≥ 80 years old, patients ≥ 65 years old with one or more major risk factors, and immunocompromised patients ≥ 18 years old, all regardless of COVID-19 vaccination status.

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

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in at least 1,300 patients in the supportive care population and is powered to detect a clinically meaningful reduction in hospitalization/death versus placebo in this population. By enriching the patients enrolling in the trial with those who are at the highest risk for disease progression, we are targeting rates of hospitalization/death of ~4-6%. An interim analysis will be conducted by a data safety monitoring board (“DSMB”) after 60% patient enrollment in the arm of the study enrolling the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

In parallel to conducting our SUNRISE-3 clinical trial, we are engaging in efforts to discover a protease inhibitor product candidate that we may combine with bemnifosbuvir for the treatment of specific COVID-19 patient populations that are unable to mount immune response to vaccines and require combination therapy. We have conducted in vitro studies that have demonstrated an additive antiviral effect when bemnifosbuvir was combined with antivirals from the protease inhibitor class, including nirmatrelvir. The data that we anticipate obtaining from the SUNRISE-3 clinical trial in the subset of patients who receive combination therapy will be, we believe, the first clinical data evaluating the combination of bemnifosbuvir and certain other currently authorized antiviral treatments. This data will be instrumental for further informing our design of the clinical development of the combination therapy.

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

Dengue

In February 2023, after advancing AT-752 to a Phase 2 clinical trial, we determined not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully administering an antiviral very shortly after infection which is not feasible with the current diagnostic tests, and estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $620.5 million in cash, cash equivalents and marketable securities at March 31, 2023. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities into 2026.

Roche License Agreement

In October 2020, with Roche, we entered into the Roche License Agreement in connection with the global development, manufacture and commercialization of bemnifosbuvir, products containing bemnifosbuvir and related companion diagnostics. During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

The Roche License Agreement terminated on February 10, 2022, and, accordingly, our obligations to share costs with Roche also ended. As a result of the termination of the Roche License Agreement, we have regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize bemnifosbuvir, products containing bemnifosbuvir and related companion diagnostics in all fields of use.

Financial Operations Overview

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $620.5 million. Net cash used in operating activities was $29.9 million for the three months ended March 31, 2023.

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

We plan to continue to use third-party service providers, including contract research organizations ("CROs") to carry out our preclinical and clinical development, and contract manufacturing organizations ("CMOs") to manufacture and supply the materials used during the development of our product candidates. Additionally, we expect to rely on CMOs for the manufacture of commercial supply of any product candidate we may successfully develop.

As we continue to advance our programs, we expect to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue clinical development of bemnifosbuvir as a monotherapy for the treatment of COVID-19;
•
continue the clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV;

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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three months ended March 31, 2023, we recorded a net reduction to research and development expenses of $1.0 million related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
COVID-19 external costs	$8,949	$13,331
Dengue external costs	3,293	3,227
HCV external costs	3,373	1,424
RSV external costs	—	537
Internal research and development costs	13,339	11,114
Total research and development costs	$28,954	$29,633

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$28,954	$29,633	$(679)
General and administrative	12,615	12,542	73
Total operating expenses	41,569	42,175	(606)
Loss from operations	(41,569)	(42,175)	606
Interest income and other, net	6,299	98	6,201
Loss before income taxes	(35,270)	(42,077)	6,807
Income tax expense	(197)	—	(197)
Net loss and comprehensive loss	$(35,467)	$(42,077)	$6,610

Research and Development Expenses

Total research and development expenses decreased $0.6 million from $29.6 million for the three months ended March 31, 2022 to $29.0 million for the three months ended March 31, 2023. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses recorded for the Roche cost share agreement for the three months ended March 31, 2022 were $9.6 million compared to a credit of $1.0 million recorded for the three months ended March 31, 2023.

General and Administrative Expenses

General and administrative expenses remained relatively consistent at approximately $12.6 million for the three months ended March 31, 2022 and for the three months ended March 31, 2023.

Interest Income and Other, Net

Interest income and other, net, increased by $6.2 million from less than $0.1 million for the three months ended March 31, 2022 to $6.3 million during the three months ended March 31, 2023. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded income tax expense of $0.2 million and $0 million for the three months ended March 31, 2023 and 2022 respectively. We maintained a full valuation allowance for the three months ended March 31, 2023 and 2022 due to uncertainty regarding our ability to utilize deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2023, we had cash, cash equivalents and marketable securities of $620.5 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026.

We entered into an open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2023, no shares have been issued under the Sales Agreement.

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

Market volatility, inflation, interest rate fluctuations and concerns associated with the evolution or potential resurgence of the COVID-19 pandemic and geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part II, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(29,850)	$(59,009)
Investing activities	24,480	(44)
Financing activities	165	223
Net decrease in cash, cash equivalents and restricted cash	$(5,205)	$(58,830)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $29.9 million. Cash used in operating activities was primarily due to net loss of $35.5 million, accretion of premium and discounts on marketable securities of $3.1 million and a decrease in accounts payable and accrued expenses of $6.0 million, partially offset by stock-based compensation of $12.5 million and a decrease in prepaid expenses of $2.3 million.

Net cash used in operating activities for the three months ended March 31, 2022 was $59.0 million. Cash used in operating activities was primarily due to net loss of $42.1 million and a decrease in accounts payable and accrued expenses of $28.9 million, partially offset by stock-based compensation of $11.7 million and a decrease in prepaid and other current assets of $0.3 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2023 was $24.5 million and consisted of sales and maturities of marketable securities of $181.1 million partially offset by purchases of marketable securities of $156.6 million.

Cash used in investing activities for the three months ended March 31, 2022 was less than $0.1 million and consisted of purchases of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023 and consisted of proceeds from the shares sold under the Company's ESPP.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2022 and consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

We enter into contracts in the normal course of business with third-party contract organizations including CROs and CMOs for preclinical and clinical studies and testing, manufacture and supply of our preclinical materials and other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancellation consist only of payments for services provided and expenses incurred up to the date of cancellation.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2023, we had cash, cash equivalents and marketable securities of $620.5 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the start of the COVID-19 pandemic, we have focused substantive efforts on the development of bemnifosbuvir for the treatment of COVID-19. We may not succeed in developing, securing market authorization or approval, or commercializing bemnifosbuvir as a potential treatment for COVID-19.

In October 2020, we entered into a license agreement (as amended, “Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the US (other than for certain HCV uses). Together with Roche, in April 2021, we initiated a randomized, double blind, multi-center, placebo-controlled Phase 3 MORNINGSKY clinical trial to study bemnifosbuvir in adult and adolescent patients with mild or moderate COVID-19 in the outpatient setting and we subsequently initiated MEADOWSPRING, a Phase 3 six month follow-up study, to assess the impact of bemnifosbuvir treatment on long-term sequelae of COVID-19 in the patients previously enrolled in MORNINGSKY. These Phase 3 clinical trials were begun while two initial Phase 2 clinical trials evaluating bemnifosbuvir in patients with COVID-19 were ongoing. One of these Phase 2 clinical trials enrolled hospitalized patients and the other Phase 2 MOONSONG clinical trial enrolled outpatients. In October 2021, we, together with Roche, completed MOONSONG, and we announced that we did not meet the primary endpoint of reduction from baseline in the amount of SARS-CoV-2 virus in patients with mild or moderate COVID-19 compared to placebo in the overall study population, of which approximately two-thirds of enrolled patients were low-risk with mild symptoms. In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021, due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, we determined to discontinue each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials. We did not enroll a sufficient number of patients in either Phase 3 study to conduct prespecified statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.

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

If we are unable to complete the SUNRISE-3 clinical trial in the manner or on the timeline we anticipate or if data from our Phase 3 SUNRISE-3 clinical trial and other clinical trials are not supportive of further development or commercialization of one or more bemnifosbuvir COV19 product candidates, or the investor community otherwise has a negative reaction to any of the design of our clinical trial, expected time to complete our clinical trial or the clinical trial data, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

Further, while we believe there is currently an urgent need for additional oral antiviral treatments for COVID-19, the longevity and extent of the ongoing COVID-19 pandemic is uncertain and it is unclear whether SARS-CoV-2 will become an endemic human coronavirus that may circulate in the human population after the current pandemic has subsided. If the serious public health consequences associated with COVID-19 and infection with SARS-CoV-2 variants or subvariants were to dissipate, whether due to a significant and sustained decrease in the number or severity of new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for treatments could decrease significantly. If the need for a new treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business would be adversely impacted.

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

Currently in the US and elsewhere, there are several vaccines and associated vaccine boosters approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc., and Lagevrio™ developed by Merck and Ridgeback Therapeutics, each of which are authorized for emergency use for high risk COVID-19 patients. Additionally, Veklury, a nucleotide prodrug developed by Gilead Sciences, is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death. In Japan, the oral antiviral, Xocova® developed and marketed by Shinogi & Co., Ltd., is approved for emergency use in patients with mild to moderate SARS-CoV-2 infection.

Treatments in development for COVID-19 include obeldesivir (GS-5245), an oral nucleoside prodrug, that is being developed by Gilead Sciences and is currently being evaluated in two Phase 3 clinical trials including a randomized, double-blind placebo controlled Phase 3 clinical trial in non-hospitalized COVID patients who are at high risk of progression to hospitalization.

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

Our business, operations and financial results may be adversely affected by the continuing evolution of the COVID-19 pandemic or the occurrence of any similar public health crises.

The evolving and constantly changing impact of COVID-19, which was declared a global pandemic by the WHO in March 2020, will directly affect the potential commercial prospects of our product candidates for the treatment of COVID-19. In May 2023, three years into the pandemic, the WHO determined that COVID-19 no longer fit the definition of the public health emergency of international concern. While noting that this determination did not mean that the pandemic itself is ended, the WHO concluded that the global emergency COVID-19 has caused is concluded for the time being. In reaching this conclusion, the WHO considered evidence of reducing risks to human health driven mainly by high population-level immunity from infection, vaccination or both; consistent virulence of currently circulating SARS-CoV-2 Omicron sub-lineages and improved clinical case management. Further, the WHO considered that these factors have contributed to a decline in the weekly number of COVID-19 related deaths and hospitalizations since the beginning of the pandemic and that while SARS-CoV-2 continues to evolve, the currently circulating variants do not appear to be associated with increased severity.

The rates of infection, severity of the disease, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and “herd immunity” by the global population if achieved and sustained may materially affect the design and will impact the enrollment of our clinical trials, the potential regulatory authorization or approval of our product candidates and the commercialization of our product candidates, if authorized or approved.

To date, we have experienced some disruption and delays certain of our clinical programs and timelines as a result of the COVID-19 pandemic. For example, in 2020 we paused our hepatitis C virus clinical development program when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the clinical trial was to be conducted. We expect to re-initiate patient enrollment in HCV clinical trials prior to the end of the second quarter of 2023.

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
•
changes in local regulations as part of a response to the evolution of the COVID-19 pandemic or in response to another public health crises that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
the refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in these affected geographies.

The impact to our operations due to a resurgence of the COVID-19 pandemic or the occurrence of any similar public health crises could be severe and could negatively affect our business, financial condition, and results of operations. To the extent that the evolution of the COVID-19 pandemic or the occurrence of a similar public health crises adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section

Risks Related to Our Financial Condition and Capital Requirements

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, due to changes in the COVID-19 landscape, we discontinued our Phase 3 MORNINGSKY trial in December 2021. In November 2022, we initiated a subsequent Phase 3 clinical trial, SUNRISE-3, evaluating bemnifosbuvir for the treatment of high risk outpatients with mild or moderate COVID-19. The primary endpoint of the SUNRISE-3 trial is all cause hospitalization or death through day 29 in the population of enrolled patients who receive only bemnifosbuvir or placebo without co-administration of the local standard care therapeutic. Our current study design and sample size contemplates that the rate of hospitalization in the placebo cohort will be at least 4%. If the actual rate of hospitalization in the placebo cohort of patients is less, the sample size and number of patients enrolling overall in the trial may need to be increased. This would make the trial more difficult to complete, if at all, and the time and cost for completion of the trial would be expected to increase. As the COVID-19 landscape has evolved, rates of testing, diagnosis and hospitalization for COVID-19 have and continue to vary substantially. Reported rates of hospitalization in many geographic regions have and may continue to fluctuate significantly including being reported below 4% for the overall patient population in specific regions. Additionally, it is uncertain what effect the lapse of the US declaration of the PHE and the migration of government provided therapeutics, testing kits and other related items to more traditional commercial channels may have on rates of testing and diagnoses among other things. To the extent that additional costs will be incurred by patients, it is reasonable to anticipate that rates of testing may decline after the lapse of the PHE declaration.

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

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2023 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the three months ended March 31, 2023 and the year ended December 31, 2022, our operating expenses were $41.6 million and $130.7 million, respectively.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at US banking institutions. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

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
•
the costs of commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of establishing product sales, marketing, distribution and manufacturing capabilities;
•
revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure which are anticipated as a result of the enactment of the Inflation Reduction Act of 2022 ("IRA") and other legislation and regulations that may be subsequently enacted;
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

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, or at all. In recent years, COVID-19, macroeconomic trends and geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in significant disruption of global financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $35.5 million for the three months ended March 31, 2023 and $115.9 million for the year ended December 31, 2022. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50% change by value in its equity ownership over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and its research and development credit carryforwards to offset future taxable income. Our NOLs and research and development credit carryforwards may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs (to the extent not previously utilized) and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code.

For each of the year ended December 31, 2022 and 2021, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such respective period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in

October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. This may be particularly true in the development of therapeutics for the treatment of COVID-19, including our development of bemnifosbuvir COV19 product candidates, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the MORNINGSKY study upon which we have relied to continue clinical development and initiate the Phase 3 SUNRISE-3 clinical trial, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs. To date, we have not completed any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. A failure of one or more clinical trials can occur at any stage of testing, and our future clinical trials may not be successful. Events that may prevent successful or timely initiation or completion of clinical trials include but are not limited to:

•
inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
delays in reaching a consensus with regulatory authorities on study design or implementation of the clinical trials;
•
delays or failure in obtaining regulatory authorization to commence a clinical trial;
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

•
failure by our CROs, other third parties or us to adhere to clinical trial protocols; failure to perform in accordance with the FDA’s or any other regulatory authority’s good clinical practices (“GCPs”), or applicable regulatory guidelines in other countries;
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

In addition, events, occurrences and disruptions caused by the continuing evolution of COVID-19 may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, the rate of incidence, testing and diagnosis of COVID-19, changes in the standard of care for the treatment of COVID-19, which is rapidly evolving due to the mutation of the virus, rapidly increasing knowledge being obtained by healthcare providers, rates and durability of vaccines and population immunity, and availability of an increasing number of therapeutic options, may impact the successful completion of our Phase 3 SUNRISE-3 clinical trial and other COVID-19-related clinical trials we may initiate.

Any inability to successfully complete our Phase 3 SUNRISE-3 clinical trial, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of any other planned clinical trials we may initiate could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any approved products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial, or by the FDA or any other regulatory authority, or if the IRBs of the institutions at which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Combination therapies are commonly used for the treatment of viral infections. We are currently developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and we are planning to develop a combination therapy for the treatment of COVID-19. Developing combination therapies exposes us to additional clinical risks, such as the requirement that we demonstrate the safety and efficacy of each active component of any combination regimen we may develop.

For the treatment of HCV, we are currently developing bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. For the treatment of COVID-19, in addition to our development of bemnifosbuvir as a monotherapy, we anticipate that we will develop a combination product consisting of bemnifosbuvir and an investigational protease inhibitor that is currently the subject of internal discovery efforts. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any products that may be approved for the indications we are investigating;
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

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we are aware of a number of clinical trials sponsored by our potential competitors that are evaluating oral antivirals for the treatment of high risk outpatients with mild to moderate COVID-19, the same patient population that we are seeking to enroll in SUNRISE-3, including the Phase 3 clinical trials that Gilead is sponsoring for the evaluation of obeldesivir (GS 5245), an oral nucleoside. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Delays in patient enrollment as a result of competition, or in the case of COVID-19 in particular, evolution of the disease and treatment paradigms as well as rates of infection, testing, diagnoses, hospitalizations and deaths or for other reasons may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track designation. In April 2023, the FDA granted Fast Track designation to bemnifosbuvir for the treatment of COVID-19. As the sponsor of a product candidate that has received Fast Track designation, we may have opportunities for more frequent interactions with the FDA review team during product development and, once a New Drug Application (“NDA”) is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

The FDA has broad discretion whether or not to grant Fast Track designation to any particular product candidate. As a result, we may seek such Fast Track designation for other product candidates, but cannot assure you that the FDA would decide to grant it. Even though bemnifosbuvir has received the Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have nevertheless failed to obtain approval.

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
•
foreign exchange fluctuations;
•
manufacturing, customs, shipment and storage requirements for clinical trial materials and supplies as well as shipment and storage of biological samples;
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

We are developing certain product candidates for the treatment of serious conditions, and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

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

The process of obtaining marketing approvals, both in the US and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially revising the duration of regulatory exclusivity, eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions have yet to be agreed and adopted by the European Parliament and European Council (not expected before the end of 2024 or early 2025) and may have a significant impact on the pharmaceutical industry in the long term.

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial and other COVID-19 clinical trials, we may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal Food, Drug and Cosmetic Act (FDCA) and a declaration by the Secretary of the Department of Health and Human Services, or HHS, that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

Currently in the US there are two oral direct acting antivirals Paxlovid™ (nirmatrelvir and ritonavir) and LAGEVRIO® (molnupiravir) authorized for emergency use for high risk COVID-19 patients.

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

The authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect. If the Secretary of HHS determines that the circumstances justifying the issuance of EUAs have also lapsed, the HHS Secretary will provide advance notice that the EUA declaration will be terminated. After an EUA declaration is terminated, all EUAs issued under that declaration also terminate and therefore emergency use of all products under the EUA declaration is no longer authorized. The FDA can also revoke an EUA in certain circumstances even if the EUA declaration has not been terminated.

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Moreover, the federal government has taken recent steps to terminate distinct emergency authorizations related to COVID-19. For example, on April 10, 2023, President Biden signed legislation terminating a national emergency regarding COVID-19, although this action does not affect any EUAs granted by FDA with respect to its authority to authorize drugs and biologics for the diagnosis, treatment, or prevention of COVID-19 and related conditions, FDA has also announced its intent to adjust policies and operations implemented during the COVID-19 pandemic to a resumption of normal operations, including a transition of products marketed under EUAs, to the ordinary FDA requirements, including premarket authorization requirements.

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

As a part of the clinical trial regulatory submission process, in many countries, we are required to provide local insurance coverage covering claims that persons associated with the clinical trial may assert if they are or believe they are injured as a result of participation in the clinical trial or contact with the investigational product candidate being studied in the clinical trial. These local insurance policies can be time consuming to obtain which may delay the anticipated start of a clinical trial in a particular country. Additionally, these local insurance policies may not cover all the claims an injured party may assert and may be insufficient to cover the losses associated with our defense of the claim and any judgment against us that may result.

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

Risks Related to Healthcare Laws and Other Legal Compliance Matters

We are subject to extensive and costly government regulation.

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation and oversight by the FDA, the Centers for Medicare & Medicaid Services (“CMS”), other divisions of HHS, the US Department of Justice, state and local governments, and their respective equivalents outside of the US. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding US regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing and, if approved, selling our products. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. We must obtain and maintain regulatory authorization to conduct clinical trials. We must obtain regulatory approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires the submission of extensive preclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy, potency and purity, for each intended use. The development and approval process takes many years, requires substantial resources, and may never lead to the approval of a product.

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
•
a Medicare Part D coverage gap discount program, requiring manufacturers to agree to offer point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
•
a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

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

Our business operations and current and future relationships with clinical trial investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers will be subject to applicable healthcare regulatory laws, which could expose us to penalties.

Our business operations and current and future arrangements with clinical trial investigators, other healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, and if approved, market, sell and distribute our product candidates. Such laws include but are not limited to:

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
•
the US federal civil monetary penalties laws, which impose civil fines for, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;
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
•
US federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where reported prices may be used in the calculation of reimbursement and/or discounts on approved products;
•
US federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
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

Complying with these numerous, complex and often changing regulations is expensive and difficult, and failure to comply with any privacy laws or data security laws or any security incident or breach involving the misappropriation, loss or other unauthorized processing, use or disclosure of sensitive or confidential patient, consumer or other personal information, whether by us, one of our CROs or business associates or another third-party, could adversely affect our business, our operations abroad, financial condition and results of operations. Such adverse effects may include, but are not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; adverse actions against our licenses to do business; reputational damage; and injunctive relief.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation ("GDPR") went into effect in May 2018, and imposes strict requirements for processing the personal data of individuals within the European Economic Area (EEA) or in the context of our activities in the EEA. The GDPR and related implementing laws in individual EU member states govern the collection and use of health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the

EU or the monitoring of their behavior (including in the context of clinical trials). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). Companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

Treatments in development for COVID-19 include obeldesivir (GS-5245), an oral nucleoside prodrug, that is being developed by Gilead Sciences and is currently being evaluated in two Phase 3 clinical trials including a randomized, double-blind placebo controlled trial in non-hospitalized COVID patients who are at high risk of progression to hospitalization. There are also several drugs, including oral antivirals such as Epclusa® which is manufactured and sold by Gilead Sciences, and Mavyret® which is marketed and sold by AbbVie, Inc. approved for the treatment of HCV. Our product candidates, if approved, are expected to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians or patients. Hospitals, physicians or patients may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

In addition, since the Secretary of HHS in March 2020 declared a PHE at the outset of the COVID-19 pandemic, the US federal government has been a primary purchaser of therapeutics for the treatment of COVID-19. Based on current COVID-19 trends, HHS is planning to terminate the PHE for COVID-19 on May 11, 2023. As a result, it is uncertain for how long the US federal government will remain a primary purchaser of COVID-19 therapeutics. Recently, there have been announcements regarding the intention of the US federal government to transition the procurement and distribution of COVID-19 therapeutics, vaccines and diagnostic tests to traditional commercial market channels. The time at which this transition will occur is uncertain and is subject to many conditions including among others whether substantial incremental appropriations will be available to further fund the US federal government COVID-19 response. The effects of such a transition from US federal government procurement and distribution to commercial market channels are many and will include discontinuation of free or heavily subsidized access by many US persons to COVID-19 therapeutics, vaccines and diagnostics, including test kits. Such changes in patient access may affect product utilization and could limit our ability to successfully commercialize our product candidates and obtain a satisfactory financial return on our product candidates in this therapeutic space.

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

We may build our own focused sales, distribution and marketing infrastructure to market our product candidates, if approved, in the US and other markets around the world. There are significant expenses and risks involved with building our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay the product launch, and adversely impact the commercialization of our product candidates, if approved. Additionally, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials, research activities and preclinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have a long-term agreement with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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
•
clinical supplies not being delivered to clinical sites on time, leading to delays in the commencement of planned clinical trials or interruptions in ongoing clinical trials, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the misappropriation or unauthorized disclosure of our intellectual property or other proprietary information, including our trade secrets and know-how.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations and similar regulatory requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the US. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or, if approved, market our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

Our third-party manufacturers may be unable to successfully scale up manufacturing of our product candidates in sufficient quality and quantity in a timely manner, if at all, which may impair the clinical advancement and commercialization of our product candidates.

In order to conduct clinical trials of our product candidates and commercialize any approved product, our manufacturers need to manufacture them in large quantities. However, they may be unable to successfully increase the manufacturing capacity for any of our product candidates or products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity in a timely manner, the development, testing and clinical trials of these product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting products may be delayed or not obtained, which could significantly harm our business. Supply sources could be interrupted from time to time and, if interrupted, would disrupt our manufacturers’ ability to manufacture our product candidates at the scale required. If we are unable to meet the clinical or commercial supply need for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop our product candidates and commercialize our products successfully.

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

The number of suppliers of the components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another company and redesign of processes can trigger the need for conducting additional clinical studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

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

We are dependent on third parties to conduct critical aspects of our Phase 3 SUNRISE-3 clinical trial, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir, our preclinical studies and our other clinical trials and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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
•
collaborators may terminate the collaboration, and, as a result, we may not be able to develop a product candidate or we will have to use our own clinical resources and capital to continue development of the product candidates;
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

If our CMOs and CROs use hazardous materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials by our CMOs and medical and biological materials by our CROs. Our CMOs and CROs are subject to federal, state and local laws and regulations in the US and in the countries in which they operate governing the use, manufacture, storage, handling and disposal of hazardous materials. Although we believe that our CMOs’ and CROs’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from chemical, medical, biological or other potentially hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. Generally, we do not have any insurance for liabilities arising from the improper handling of chemical, medical, biological or other potentially hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

As of May 5, 2023, we had 73 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers or other significant personnel or experience increases in our compensation costs, our business may materially suffer.

We are highly dependent on our officers, directors and key employees. Due to the specialized knowledge each of our officers, directors and key employees possesses with respect to our product candidates and our operations, the loss of service of any of one or more of our officers, directors or key employees could seriously delay, harm or prevent the planning and execution of clinical trials and other key activities required for the successful advancement of our business. Although we have employment agreements with our executive officers, in general, these agreements do not prevent our executive officers from terminating their employment with us at any time.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the conflict between Ukraine and Russia has created extreme volatility in the capital markets. These conditions may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of March 31, 2023. Therefore, these stockholders may, if acting together, have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, or influence amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our ability to compete and our business prospects in such marketplaces could be substantially harmed. For example, we have been notified that a pre-grant opposition has been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patient Office. While we intend to defend our patent claims for AT-511, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

We may engage in acquisitions or strategic collaborations that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

In the future, we may enter into transactions to acquire other businesses, products or technologies or enter into strategic collaborations, including licensing transactions. If we do identify suitable acquisition or collaboration candidates, we may not be able to complete such acquisitions or collaborations on favorable terms, or at all. Any acquisitions or collaborations may not strengthen our competitive position, and these transactions may be viewed negatively by stock research analysts or investors, and we may never realize the anticipated benefits of such acquisitions or collaborations. We may decide to incur debt in connection with an acquisition or issue our common stock or other equity securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We could incur losses resulting from undiscovered liabilities of the acquired business or collaboration that are not covered by the indemnification we may obtain from the seller or our collaborator. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions or collaborations may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and cash equivalents available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or collaborations or the effect that any such transactions might have on our operating results.

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

We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business or otherwise, such as claims brought by third parties in connection with commercial disputes and employment claims made by our current or former employees. Claims may also be asserted by or on behalf of a variety of other parties, including government agencies, patients or vendors of our customers, or stockholders. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities.

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

Our stock price has been and is likely to remain volatile. Extreme fluctuations have occurred in our stock price. Additionally, the stock market in general, and The Nasdaq Global Select Market-listed companies and biopharmaceutical companies in particular have experienced extreme volatility in trading volume that exacerbates, is disproportionate to or in some cases has been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock at a profit. The market price for our common stock may be influenced by many factors, including but not limited to:

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for the year ending December 31, 2023 be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for the year ending December 31, 2023. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

To comply with the requirements of Section 404, we have undertaken and will need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. We will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm, if required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

ATEA PHARMACEUTICALS, INC.

Date: May 8, 2023	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 8, 2023	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)