Form 10-Q
period 2023-06-30
Atea Pharmaceuticals, Inc.
filed 2023-08-08
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 7, 2023, the registrant had 83,399,377 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to attract, motivate, and retain key personnel; and
•
the impact on our business as COVID-19 continues to evolve.

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
•
We may expend resources in anticipation of potential clinical trials and commercialization of bemnifosbuvir, which we may not be able to recover if bemnifosbuvir is not approved for the treatment of COVID-19, we are not successful at commercializing bemnifosbuvir or bemnifosbuvir is rendered inferior or obsolete due to rapid changes in COVID-19 epidemiology as a result of the emergence of new SARS-CoV-2 variants or subvariants.
•
The market for new therapeutics for the treatment of COVID-19 may be reduced, perhaps significantly, if vaccines and current therapeutics remain effective in minimizing serious consequences of the disease.
•
If approved, bemnifosbuvir will face significant competition from other treatments for COVID-19 that are currently marketed or are in development.
•
The continuing evolution of COVID-19 may materially and adversely affect our business opportunities, clinical trials and financial results.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$213,700	$188,460
Marketable securities	394,362	458,249
Prepaid expenses and other current assets	12,764	14,213
Total current assets	620,826	660,922
Property and equipment, net	1,497	1,705
Restricted cash	198	198
Other assets	1,396	1,494
Operating lease right-of-use assets, net	2,111	2,389
Total assets	$626,028	$666,708
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,962	$2,551
Accrued expenses and other current liabilities	11,457	15,206
Current portion of operating lease liabilities	740	721
Total current liabilities	16,159	18,478
Operating lease liabilities	2,026	2,403
Income taxes payable	5,494	5,255
Total liabilities	23,679	26,136
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,399,377 and 83,287,639 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	83	83
Additional paid-in capital	726,105	701,052
Accumulated other comprehensive loss	(310)	(684)
Accumulated deficit	(123,529)	(59,879)
Total stockholders’ equity	602,349	640,572
Total liabilities and stockholders’ equity	$626,028	$666,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$22,063	$19,858	$51,017	$49,491
General and administrative	13,172	12,437	25,787	24,979
Total operating expenses	35,235	32,295	76,804	74,470
Loss from operations	(35,235)	(32,295)	(76,804)	(74,470)
Interest income and other, net	7,303	1,080	13,602	1,178
Loss before income taxes	(27,932)	(31,215)	(63,202)	(73,292)
Income tax expense	(251)	(120)	(448)	(120)
Net loss	$(28,183)	$(31,335)	$(63,650)	$(73,412)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments	(3)	—	374	—
Comprehensive income (loss)	$(28,186)	$(31,335)	$(63,276)	$(73,412)
Net loss per share - basic and diluted	$(0.34)	$(0.38)	$(0.76)	$(0.88)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	83,399,377	83,257,591	83,361,398	83,217,223

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2022	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	83	713,752	(307)	(95,346)	618,182
Stock-based compensation expense	—	—	12,353	—	—	12,353
Other comprehensive income	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(28,183)	(28,183)
Balance—June 30, 2023	83,399,377	$83	$726,105	(310)	$(123,529)	$602,349

	Common Stock		Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$—	$56,030	$710,077
Exercise of stock options	154,861	—	223	—	—	223
Stock-based compensation expense	—	—	11,661	—	—	11,661
Net loss	—	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	83	665,848	—	13,953	679,884
Stock-based compensation expense	—	—	11,908	—	—	11,908
Net loss	—	—	—	—	(31,335)	(31,335)
Balance—June 30, 2022	83,257,591	$83	$677,756	$—	$(17,382)	$660,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(63,650)	$(73,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	24,888	23,569
Depreciation and amortization expense	208	50
Accretion of premium and discounts on marketable securities	(6,784)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,449	2,991
Other assets	98	—
Accounts payable	1,411	9,351
Accrued expenses and other liabilities	(3,510)	(41,584)
Operating lease liabilities	(80)	840
Net cash used in operating activities	(45,970)	(78,195)
Cash flows from investing activities
Additions to property and equipment	—	(1,923)
Purchases of marketable securities	(309,844)	—
Sales and maturities of marketable securities	380,889	—
Net cash provided by (used in) investing activities	71,045	(1,923)
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	—	223
Proceeds from issuance of common stock under ESPP	165	—
Net cash provided by financing activities	165	223
Net increase (decrease) in cash, cash equivalents and restricted cash	25,240	(79,895)
Cash, cash equivalents and restricted cash at the beginning of period	188,658	764,680
Cash, cash equivalents and restricted cash at the end of period	$213,898	$684,785
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$213,700	$684,480
Restricted cash	198	305
Total cash, cash equivalents and restricted cash	$213,898	$684,785
Supplemental cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$—	$2,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Organization

Business Overview

Atea Pharmaceuticals, Inc., together with its subsidiary, Atea Pharmaceuticals Securities Corporation, ("Atea" or the "Company") is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections.

Liquidity and Capital Resources

As of June 30, 2023, the Company had $608.1 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2023, no shares have been issued under the Sales Agreement.

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

The Company is also subject to risks associated with the continued evolution of COVID-19 and its consequences, including actual and potential delays associated with certain of its ongoing and anticipated trials, and potential negative impacts on the Company’s business operations and its ability to raise additional capital to finance its operations. Geopolitical events, including civil or political unrest (such as the ongoing war between Ukraine and Russia), have resulted in a significant disruption of global business and financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for each three month period in the six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim period.

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

The Company recorded a credit to research and development expense of $7,877 and $8,877 for the three and six months ended June 30, 2023, respectively. The credit recorded represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of June 30, 2023 is a net balance due from Roche of $7,877.

4. Marketable Securities

				As of June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$123,551	$—	$(97)	$123,454
US Government agency securities	84,330	9	(94)	84,245
Commercial paper	142,990	—	—	142,990
Corporate bonds	42,034	16	(142)	41,908
Asset-backed securities	1,767	—	(2)	1,765
Total	$394,672	$25	$(335)	$394,362

				As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,422	$—	$(304)	$59,118
US Government agency securities	15,000	—	(59)	14,941
Commercial paper	310,433	—	—	310,433
Corporate bonds	61,504	—	(255)	61,249
Asset-backed securities	12,574	—	(66)	12,508
Total	$458,933	$—	$(684)	$458,249

As of June 30, 2023, the Company held 27 securities that were in an unrealized loss position of $328 with an aggregate fair value of $201,954. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and six months ended June 30, 2023. The Company had no marketable securities prior to July 2022.

None of the securities had remaining maturities longer than one year as of June 30, 2023 or December 31, 2022.

The Company received proceeds of $380,889 from sales and maturities of marketable securities during the six months ended June 30, 2023.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$207,651	$—	$—	$207,651
US Treasury obligations	—	4,943	—	4,943
Marketable Securities
US Treasury obligations	—	123,454	—	123,454
US Government agency securities	—	84,245	—	84,245
Commercial paper	—	142,990	—	142,990
Corporate bonds	—	41,908	—	41,908
Asset-backed securities	—	1,765	—	1,765
Total	$207,651	$399,305	$—	$606,956

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,584	$—	$—	$167,584
Marketable Securities
US Treasury obligations	—	59,118	—	59,118
US Government agency securities	—	14,941	—	14,941
Commercial paper	—	310,433	—	310,433
Corporate bonds	—	61,249	—	61,249
Asset-backed securities	—	12,508	—	12,508
Total	$167,584	$458,249	$—	$625,833

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy include commercial paper, governmental and corporate bonds and asset-backed securities with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and six months ended June 30, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2023	December 31, 2022
Research and development, including manufacturing and clinical expenditures	$6,662	$7,667
Income taxes	23	99
Payroll and payroll related	3,765	6,459
Professional fees and other	1,007	981
Total accrued expenses and other current liabilities	$11,457	$15,206

7. Common Stock

At June 30, 2023, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,399,377 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2022, the shares available under the plan were increased by 8,285,983 shares. In January 2023, the shares of the Company's common stock available under the 2020 Plan were increased by 4,164,381 shares. As of June 30, 2023, 6,636,996 shares of common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase up to 5,982,266 shares of common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the three months ended June 30, 2023 and 2022, respectively, the Company granted 198,900 and 0 restricted stock units with an aggregate grant date fair market value of $819 and $0.

During the six months ended June 30, 2023 and 2022, respectively, the Company granted 2,264,700 and 182,350 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $10,384 and $1,302, respectively.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	161,750	$7.14
Granted	2,264,700	$4.59
Released	(53,935)	$7.14
Cancelled	(34,998)	$5.42
Unvested shares at June 30, 2023	2,337,517	$4.69

As of June 30, 2023, total unrecognized compensation expense related to restricted stock units was $9,508, which amount is being recognized over a remaining weighted average period of 2.4 years.

Performance-based Restricted Stock Units

During the six months ended June 30, 2022, the Company granted 742,070 performance-based restricted stock units to employees under the 2020 Plan with an aggregate grant date fair value of $5,298. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of each award eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through June 30, 2023, as the minimum performance criteria had not been deemed probable. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the year ended December 31, 2022, 17,100 performance-based restricted stock units were canceled due to terminations.

The following table summarizes the activity related to performance-based restricted stock units for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	724,970	$7.14
Granted	—	$—
Released	—	$—
Cancelled	—	$—
Unvested shares at June 30, 2023	724,970	$7.14

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2023	13,632,278	$18.48	7.7	$10,937
Granted	3,641,550	$4.53
Exercised	—	$—
Cancelled	(382,801)	$21.82
Outstanding at June 30, 2023	16,891,027	$15.40	7.6	$7,391
Vested and expected to vest at June 30, 2023	16,891,027	$15.40	7.6	$7,391
Vested and exercisable at June 30, 2023	9,229,185	$16.33	6.6	$7,201

The Company granted 338,500 and 481,584 options during the three months ended June 30, 2023 and 2022 with an aggregate grant date fair value of $923 and $2,218, respectively.

The Company granted 3,641,550 and 3,382,417 options during the six months ended June 30, 2023 and 2022 with an aggregate grant date fair value of $12,046 and $17,029, respectively.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of four years and have a contractual term of ten years. As of June 30, 2023, total unrecognized compensation expense related to stock option awards was $77,186, which amount is being recognized over a remaining weighted average period of 2.5 years.

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

In April 2022, the Company initiated its first offering period under the ESPP. Each offering period is six months in duration with the purchase date being the last trading day of the offering period. During the six months ended June 30, 2023, the Company issued 57,803 shares for proceeds of $165.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$11,417	$11,774	$23,297	$23,365
Restricted stock units	903	89	1,503	159
Performance-based stock units	—	—	—	—
Employee stock purchase plan	33	45	88	45
Total stock-based compensation expense	$12,353	$11,908	$24,888	$23,569

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense	$5,545	$5,591	$11,473	$11,020
General and administrative	6,808	6,317	13,415	12,549
Total stock-based compensation expense	$12,353	$11,908	$24,888	$23,569

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(28,183)	$(31,335)	$(63,650)	$(73,412)
Weighted average common shares outstanding, basic and diluted	83,399,377	83,257,591	83,361,398	83,217,223
Net loss per share, basic and diluted	$(0.34)	$(0.38)	$(0.76)	$(0.88)

Stock options for the purchase of 16,891,027 shares, 2,337,517 restricted stock units and 724,970 performance-based restricted stock units were excluded from the computation of the net loss per share for the three and six months ended June 30, 2023, due to net loss during the period as their effect is antidilutive.

Stock options for the purchase of 13,260,415 shares, 162,350 restricted stock units and 724,970 performance-based restricted stock units were excluded from the computation of the net loss per share for the three and six months ended June 30, 2022, due to net loss during the period as their effect is antidilutive.

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

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of June 30, 2023.

As of June 30,
2023
Right-of-use asset	$2,111
Current lease liability	740
Non-current lease liability	2,026

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of June 30, 2023 were as follows.

As of June 30,
2023
Remainder of 2023	$403
2024	821
2025	838
2026	855
Total lease payments	2,917
Less amount representing implied interest	(151)
Total lease liability	$2,766
Current portion of operating lease liabilities	$740
Noncurrent portion of operating lease liabilities	$2,026

For the three and six months ended June 30, 2023, the Company recorded operating lease costs of $162 and $323, respectively, relating to its operating lease agreements.

For the three and six months ended June 30, 2022, the Company recorded operating lease costs of $232 and $464, respectively, relating to its operating lease agreements.

The Company maintains a bank deposit of $198, to collateralize a letter of credit which is classified as restricted cash in the consolidated balance sheet as of June 30, 2023.

11. Income Taxes

The Company recorded income tax expense of $251 and $448 for the three and six months ended June 30, 2023, respectively.

The Company recorded income tax expense of $120 for the three and six months ended June 30, 2022.

The Company maintained a full valuation allowance for the three months ended June 30, 2023 and 2022 due to uncertainty regarding its ability to utilize deferred tax assets.

12. Commitments and Contingencies

License Agreement

In December 2021, the Company entered into a license agreement with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) (“Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor the Company is developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, the Company obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir or products containing ruzasvir (each a “Product”) for all therapeutic or prophylactic uses in humans.

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company will be required to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial.

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

13. Benefit Plan

The Company's defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three and six months ended June 30, 2023, the Company recognized expense of $143 and $537, respectively, relating to matching contributions to the 401(k) Plan. During the three and six months ended June 30, 2022, the Company recognized expense of $126 and $366, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $54 for each of the three and six months ended June 30, 2023 and 2022, respectively.

In June 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of $1 in connection with this consulting agreement during the three and six months ended June 30, 2022. No expense was recognized in connection with this agreement for the three and six months ended June 30, 2023.

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

In alignment with the World Health Organization’s (“WHO”) current classification of COVID-19 as an established and ongoing health issue, we believe that COVID-19 remains a serious global health threat and will remain so for an indefinite future period. The reasons contributing to the likelihood of COVID-19 remaining a serious global health threat include: (1) viral transmission before symptom onset; (2) uneven global rollout of vaccinations; (3) ongoing vaccine hesitancy; (4) limited duration of immunity conferred by both natural infection and vaccination; (5) limited vaccine efficacy against certain SARS-CoV-2 variants; (6) limitations of current oral antivirals such as drug-drug interactions, safety concerns and tolerability; (7) uncertain impact of vaccines on transmission; (8) continuing evolution of the virus evading endogenous and vaccine-induced immunity; and (9) diminution of virus transmission mitigation behaviors, such as wearing masks and social distancing.

As COVID-19 continues to persist as a serious ongoing health issue, we believe that the COVID-19 therapeutic market will remain a multi-billion-dollar opportunity for many years to come with the US continuing to comprise the most significant commercial market. In the US, it is expected that the commercial market for COVID-19 therapeutics will soon transition from a single government payer to more traditional payer channels such as Medicare, Medicaid and private commercial insurance. We anticipate a major consideration for determining reimbursement by these third party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations.

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

COVID-19 Clinical Studies

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial. SUNRISE-3 is evaluating bemnifosbuvir (550 mg BID for five days) in high-risk non-hospitalized patients with mild or moderate COVID-19. The trial is being conducted at clinical trial sites in the US, Europe, Japan, and other regions of the world.

SUNRISE-3 is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but is also exploring the effect of combination therapy in a smaller sub-set of patients who receive an antiviral drug along with bemnifosbuvir (secondary analysis). The trial consists of two populations derived from the type of standard of care (“SOC”) received: 1) “supportive care population” (those patients who do not qualify for an approved antiviral treatment or where antivirals are not locally available) which will assess bemnifosbuvir given as monotherapy (primary analysis) and 2) “combination antiviral population” which will assess combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg BID plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

As announced in August 2023, we have amended the original SUNRISE-3 clinical trial protocol to broaden the population of high risk patients eligible for enrollment in the trial and to increase the study sample size to account for the rates of hospitalization and death that are currently being observed globally for COVID-19. When the protocol amendment becomes effective, the population of patients eligible for enrollment in the study will be expanded to include patients ≥ 70 years old (regardless of other risk factors), patients ≥ 55 years old with one or more risk factors, patients ≥ 50 years old with two or more risk factors and patients ≥ 18 years old with certain risk factors including immunocompromised conditions, all regardless of COVID-19 vaccination status. We believe that this broadened population encompasses those patients who currently remain at high risk for progression of COVID-19 to severe disease.

Additionally, the protocol amendment modifies the trial to enroll a fixed number of patients being approximately 2200 patients in the supportive care arm compared to the original protocol which initially targeted at least 1300 patients in the supportive care arm but allowed for a potential sample size re-estimation and increase following an interim analysis. With the increased sample size, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high risk for disease progression. The protocol amendment also incorporates two interim analyses for review by a data safety monitoring board (“DSMB”) principally for safety and futility after approximately 650 and 1350 patients in the supportive care arm have completed Day 29.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in approximately 2,200 patients in the supportive care population. Secondary endpoints in each of the supportive care patient population and the combination antiviral population include COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

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

During the second quarter of 2023, we initiated enrollment of a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the pan-genotypic combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. Approximately 280 HCV-infected, treatment-naïve patients across all genotypes, including a lead-in cohort of approximately 60 patients are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and sustained virologic response ("SVR") at Week 12 post-treatment. Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment and resistance.

Dengue

After conducting a Phase 2 clinical trial, in February 2023, we determined not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully identifying patients shortly after infection which is not feasible with the current diagnostic tests, and estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $608.1 million in cash, cash equivalents and marketable securities at June 30, 2023. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities into 2026.

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

Merck License Agreement

In December 2021, we entered into a license agreement with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) (“Merck License Agreement”), for the development, manufacture and commercialization of ruzasvir. Ruzasvir is an investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir or products containing ruzasvir (each a “Product”) for all therapeutic or prophylactic uses in humans.

In addition to a non-refundable upfront payment that we made in February 2022, we will be required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial.

Financial Operations Overview

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $608.1 million. Net cash used in operating activities was $46.0 million for the six months ended June 30, 2023.

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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three and six months ended June 30, 2023, we recorded a net reduction to research and development expenses of $7.9 million and $8.9 million related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
COVID-19 external costs	$5,927	$3,636	$14,876	$16,967
HCV external costs	3,110	2,313	6,482	3,737
Dengue external costs	1,139	2,636	4,432	5,863
RSV external costs	—	529	—	1,066
Internal research and development costs	11,887	10,744	25,227	21,858
Total research and development costs	$22,063	$19,858	$51,017	$49,491

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$22,063	$19,858	$2,205
General and administrative	13,172	12,437	735
Total operating expenses	35,235	32,295	2,940
Loss from operations	(35,235)	(32,295)	(2,940)
Interest income and other, net	7,303	1,080	6,223
Loss before income taxes	(27,932)	(31,215)	3,283
Income tax expense	(251)	(120)	(131)
Net loss and comprehensive loss	$(28,183)	$(31,335)	$3,152

Research and Development Expenses

Total research and development expenses increased $2.2 million from $19.9 million for the three months ended June 30, 2022 to $22.1 million for the three months ended June 30, 2023. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses recorded for the Roche cost share agreement for the three months ended June 30, 2022 were $0 million compared to a credit of $7.9 million recorded for the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses increased by $0.7 million from $12.4 million for the three months ended June 30, 2022 to $13.2 million for the three months ended June 30, 2023.

Interest Income and Other, Net

Interest income and other, net, increased by $6.2 million from $1.1 million for the three months ended June 30, 2022 to $7.3 million during the three months ended June 30, 2023. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded income tax expense of $0.3 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. We maintained a full valuation allowance for the three months ended June 30, 2023 and 2022 due to uncertainty regarding our ability to utilize deferred tax assets.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$51,017	$49,491	$1,526
General and administrative	25,787	24,979	808
Total operating expenses	76,804	74,470	2,334
Loss from operations	(76,804)	(74,470)	(2,334)
Interest income and other, net	13,602	1,178	12,424
Loss before income taxes	(63,202)	(73,292)	10,090
Income tax expense	(448)	(120)	(328)
Net loss and comprehensive loss	$(63,650)	$(73,412)	$9,762

Research and Development Expenses

Total research and development expenses increased $1.5 million from $49.5 million for the six months ended June 30, 2022 to $51.0 million for the six months ended June 30, 2023. Research and development expenses primarily consists of external expenses incurred related to services provided by the CROs and CMOs in conjunction with the advancement of product candidates. Research and development expenses recorded for the Roche cost share agreement for the six months ended June 30, 2022 were $9.6 million compared to a credit of $8.9 million recorded for the six months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses increased $0.8 million from $25.0 million for the six months ended June 30, 2022 to $25.8 million for the six months ended June 30, 2023.

Interest Income and Other, Net

Interest income and other, net, increased by $12.4 million from $1.2 million for the six months ended June 30, 2022 to $13.6 million for the six months ended June 30, 2023. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded income tax expense of $0.4 million and $0.1 million for the six months ended June 30, 2023 and 2022 respectively. We maintained a full valuation allowance for the six months ended June 30, 2023 and 2022 due to uncertainty regarding our ability to utilize deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2023, we had cash, cash equivalents and marketable securities of $608.1 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026.

We entered into an open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2023, no shares have been issued under the Sales Agreement.

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

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of one or more of our product candidates. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing that we enter into may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Market volatility, inflation, interest rate fluctuations and concerns associated with the evolution or potential resurgence of COVID-19 and geopolitical events, including civil or political unrest (such as the ongoing conflict between Ukraine and Russia), may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part II, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(45,970)	$(78,195)
Investing activities	71,045	(1,923)
Financing activities	165	223
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,240	$(79,895)

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $46.0 million. Net cash used in operating activities was primarily due to net loss of $63.7 million, accretion of premium and discounts on marketable securities of $6.8 million and a net decrease in accounts payable and accrued expenses of $2.1 million, partially offset by stock-based compensation expense of $24.9 million and a decrease in prepaid expenses of $1.4 million.

Net cash used in operating activities for the six months ended June 30, 2022 was $78.2 million. Net cash used in operating activities was primarily due to net loss of $73.4 million and a net decrease in accounts payable and accrued expenses of $32.2 million, partially offset by stock-based compensation of $23.6 million and a decrease in prepaid and other current assets of $3.0 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the six months ended June 30, 2023 was $71.0 million and consisted of sales and maturities of marketable securities of $380.9 million partially offset by purchases of marketable securities of $309.8 million.

Cash used in investing activities for the six months ended June 30, 2022 was $1.9 million and consisted of purchases of fixed assets.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2023 and consisted of proceeds from the shares sold under the Company's ESPP.

Net cash provided by financing activities was $0.2 million for the three months ended June 30, 2022 and consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and six months ended June 30, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three and six months ended June 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $608.1 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double blind, placebo-controlled Phase 3 clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in high-risk non-hospitalized patients with mild or moderate COVID-19. As announced in August 2023, we have amended the original SUNRISE-3 clinical trial protocol to increase the study sample size to account for currently observed COVID-19 hospitalization and death rates, which are lower in 2023 than the rates of COVID-19 hospitalization and death observed in 2022 when the study was initated. Additionally, as a result of modifications lowering certain age criteria, a broader population of high risk patients will be eligible for enrollment in the SUNRISE-3 clinical trial after the protocol amendment becomes effective. We believe that this broadened patient population encompasses those patients who currently remain at high risk for progression of COVID-19 to severe disease. In connection with the study sample size increase, the protocol amendment modifies the trial to enroll a fixed number of patients being approximately 2200 patients in the supportive care arm compared to the original protocol which targeted enrollment of at least 1300 patients in the supportive care arm but allowed for potential sample size re-estimation and increase following an interim analysis. The protocol amendment also incorporates two interim analyses for review by the DSMB principally for safety and futility after approximately 650 and 1350 patients in the supportive care arm have completed Day 29.

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

Further, while we believe there is currently an urgent need for additional oral antiviral treatments for COVID-19, the longevity and extent of the ongoing COVID-19 global health crisis is uncertain. If the serious public health consequences associated with COVID-19 and infection with SARS-CoV-2 variants or subvariants were to dissipate, whether due to a significant and sustained decrease in the number or severity of new infections, the effectiveness of vaccines, the effectiveness of other treatment options, or otherwise, the need for new treatments could decrease significantly. If the need for a new treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business would be adversely impacted.

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

Currently in the US and elsewhere, there are several vaccines and associated vaccine boosters approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc. which has been approved by the FDA, and Lagevrio™ developed by Merck and Ridgeback Therapeutics, which is authorized by FDA for emergency use for the treatment of high risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug developed by Gilead Sciences, Inc. (“Gilead Sciences”), is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death. In Japan, the oral antiviral, Xocova® developed and marketed by Shinogi & Co., Ltd., has been granted special approval for emergency use in patients with mild to moderate SARS-CoV-2 infection.

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

Additional vaccines and therapeutics are in development by other pharmaceutical and biopharmaceutical companies. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Shionogi & Co., Ltd., Junshi Biosciences, Jiangsu Simcere Pharmaceuticals, and SyneuRx.

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

Our business, operations and financial results may be adversely affected by the continuing evolution of the COVID-19 global health crisis or the occurrence of any similar public health crisis.

The evolving and constantly changing impact of COVID-19, which was declared a global pandemic by the WHO in March 2020, will directly affect the potential commercial prospects of our product candidates for the treatment of COVID-19. In May 2023, three years into the pandemic, the WHO determined that COVID-19 no longer fit the definition of the public health emergency of international concern. While noting that this determination did not mean that the pandemic itself is ended, the WHO concluded that the global emergency COVID-19 has caused is ended for the time being. In reaching this conclusion, the WHO considered evidence of reducing risks to human health driven mainly by high population-level immunity from infection, vaccination or both; consistent virulence of currently circulating SARS-CoV-2 Omicron sub-lineages and improved clinical case management. Further, the WHO considered that these factors have contributed to a decline in the weekly number of COVID-19 related deaths and hospitalizations since the beginning of the pandemic and that while SARS-CoV-2 continues to evolve, the currently circulating variants do not appear to be associated with increased severity. The WHO currently classifies COVID-19 as an established and ongoing health issue.

The rates of infection, severity of the disease, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and “herd immunity” by the global population if achieved and sustained may materially affect the design and will impact the enrollment of our clinical trials, the potential regulatory authorization or approval of our bemnifosbuvir COV19 product candidates and the commercialization of our bemnifosbuvir COV19 product candidates, if authorized or approved.

To date, we have experienced some disruption and delays certain of our clinical programs and timelines as a result of COVID-19. For example, in 2020 we paused our HCV clinical development program when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the clinical trial was to be conducted. In June 2023, we re-initiated patient enrollment in our HCV clinical trials.

As a result of the evolution of COVID-19 or the occurrence of any other global health crises, we may experience additional disruptions that could severely impact our clinical trials, including but not limited to:

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
•
diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 or other public health crises, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
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
•
changes in local regulations as part of a response to the evolution of COVID-19 or in response to another public health crises that may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
the refusal of the FDA or foreign regulatory authorities to accept data from clinical trials in these affected geographies.

The impact to our operations due to a resurgence of the COVID-19 public health crisis or the occurrence of any similar public health crises could be severe and could negatively affect our business, financial condition, and results of operations. To the extent that the evolution of the COVID-19 public health crisis or the occurrence of a similar public health crises adversely affects our business and financial results, it may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, due to changes in the COVID-19 landscape, we discontinued our Phase 3 MORNINGSKY trial in December 2021. In November 2022, we initiated a subsequent Phase 3 clinical trial, SUNRISE-3, evaluating bemnifosbuvir for the treatment of high risk outpatients with mild or moderate COVID-19. The primary endpoint of the SUNRISE-3 trial is all cause hospitalization or death through Day 29 in approximately 2,200 patients in the supportive care population who receive only bemnifosbuvir or placebo without co-administration of the local standard care therapeutic. Our initial SUNRISE-3 study design and sample size contemplated that the rate of hospitalization in the placebo cohort would be at least 4%. Currently, we are observing a rate of hospitalization that is reported to be less than 4%. As a result, we have amended the SUNRISE-3 clinical trial protocol to, among other things, take into account this lower rate of hospitalization with the effect that the study sample size has increased to approximately 2200 patients in the supportive care arm in comparison to our initial target of 1300 patients in the supportive care arm. With the protocol amendment sample size increase, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high risk for disease progression. If the actual rate of hospitalization in the placebo cohort of patients is less, further amendment and increase of the sample size and number of patients enrolling overall in the trial would be required. This would make the trial more difficult to complete, if at all, and the time and cost for completion of the trial would be expected to increase. As the COVID-19 landscape has evolved, rates of testing, diagnosis and hospitalization for COVID-19 have and continue to vary substantially. Reported rates of hospitalization in many geographic regions have and may continue to fluctuate significantly. Additionally, it is uncertain what effect the migration of government provided therapeutics, testing kits and other related items to more traditional health channels will have on rates of testing and diagnoses among other things. Given that additional costs are now being incurred by patients for testing kits, it is reasonable to anticipate that rates of testing may further decline.

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

We have incurred significant operating expenses since our inception. For the six months ended June 30, 2023 and the year ended December 31, 2022, our operating expenses were $76.8 million and $130.7 million, respectively.

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
•
make milestone, royalty or other payments under the license agreement we entered into in December 2021 with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) with respect to the development and commercialization of ruzasvir in combination with bemnifosbuvir for the treatment of HCV;
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

Based on our current operating plan, we believe that our cash and cash equivalents as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 HCV clinical trial;
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
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure which are anticipated as a result of the enactment of the Inflation Reduction Act of 2022 (IRA) and other legislation and regulations that may be subsequently enacted;
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

We incurred a net loss of $63.7 million for the six months ended June 30, 2023 and $115.9 million for the year ended December 31, 2022. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next several years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19 on the timeline we anticipate, the ongoing Phase 2 trial and any subsequent Phase 3 trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, potential clinical trials evaluating a bemnifosbuvir combination regimen for the treatment of COVID-19, preclinical studies and other future clinical trials of other product candidates, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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

For each of the years ended December 31, 2022 and 2021, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such respective period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

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

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize one or more bemnifosbuvir COV19 product candidates and the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate. Among other things, this effort will require the successful completion of our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19 and additional nonclinical and clinical development and the incurrence of expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir for the treatment of COVID-19. COVID-19 is unpredictable and therapies, including any bemnifosbuvir COV19 product candidate, may be adversely impacted up to the point of obsolescence by the emergence of new variants or subvariants as well as by the development and authorization and approval of new vaccines, vaccine boosters and therapeutics.

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
•
delays in obtaining required institutional review board (“IRB”) or ethics committee approval or positive opinion at each clinical trial site;
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
•
delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up, including due to factors associated with COVID-19 or political unrest and war, including the current conflict between the Ukraine and Russia and any escalation or spillover into additional regions;
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

In addition, events, occurrences and disruptions caused by the continuing evolution of COVID-19 may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, the rate of incidence, testing and diagnosis of COVID-19, rates of hospitalization and death, changes in the standard of care for the treatment of COVID-19, which continues to evolve due to the mutation of the virus and increasing knowledge being obtained by healthcare providers, rates and durability of vaccines and population immunity, and availability of an increasing number of therapeutic options, may impact the successful completion of our Phase 3 SUNRISE-3 clinical trial and other COVID-19-related clinical trials we may initiate.

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

For the treatment of HCV, we are currently developing bemnifosbuvir in combination with ruzasvir, a product candidate that has not yet been approved for marketing by the FDA or similar foreign regulatory authorities. For the treatment of COVID-19, in addition to our development of bemnifosbuvir as a monotherapy, we anticipate that we may develop a combination product consisting of bemnifosbuvir and an investigational protease inhibitor that is currently the subject of internal discovery efforts. We may not be able to market and sell any product candidate we develop in combination with any such unapproved therapies that do not ultimately obtain marketing approval.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before trial completion; and
•
other factors outside of our control, such as the COVID-19 global health crisis which has, among other things, created substantial burdens on healthcare providers who may be required to prioritize immediate critical patient care over clinical research and political unrest and war, including the current conflict between the Ukraine and Russia and any escalation or spillover into additional regions.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we are aware of a number of clinical trials sponsored by our potential competitors that are evaluating oral antivirals for the treatment of high risk outpatients with mild to moderate COVID-19, the same patient population that we are seeking to enroll in SUNRISE-3, including a Phase 3 clinical trial that Gilead Sciences is sponsoring for the evaluation of obeldesivir (GS 5245), an oral nucleoside. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

The FDA has broad discretion whether or not to grant Fast Track designation to any particular product candidate. As a result, we may seek such Fast Track designation for other product candidates, but cannot assure you that the FDA would decide to grant it. Even though a Fast Track designation has been received for the investigation of bemnifosbuvir to treat COVID-19, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have nevertheless failed to obtain approval.

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial, we may seek an EUA from the FDA or comparable emergency use authorizations from other foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal Food, Drug and Cosmetic Act (FDCA) and a declaration by the Secretary of the Department of Health and Human Services, ("HHS"), that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

Since the beginning of the COVID-19 pandemic, in the US two oral direct acting antivirals Paxlovid™ (nirmatrelvir and ritonavir) and LAGEVRIO® (molnupiravir) have been authorized for emergency use for high risk COVID-19 patients. While Lagevrio remains available under the emergency use authorization, following the submission of a NDA, Paxlovid has been approved for use for the treatment of mild-to-moderate COVID-19 in adults at high risk for progression to severe COVID-19. The FDA’s standards for granting an EUA are lower than for approving NDAs in accordance with traditional review procedures, and even if we seek and obtain an EUA for one or more of our product candidates, we cannot assure you that the FDA would approve a NDA for such product candidate, if such approval is required. Accordingly, even if we obtain an EUA for a bemnifosbuvir COV19 product candidate, we may be required to conduct additional clinical trials before we are able to submit an NDA or comparable marketing applications for such product candidate.

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

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Moreover, the federal government has taken recent steps to terminate distinct emergency authorizations related to COVID-19. For example, following the expiration on May 11, 2023 of the COVID-19 public health emergency ("PHE") under the US Public Health Service Act, certain FDA policies and operational procedures related to COVID-19 also expired as the FDA seeks to resume normal operations, including a transition of products marketed under EUAs, to the ordinary FDA requirements, including premarket authorization requirements. Changes in COVID-19 pandemic related policies and procedures and resumption of pre-pandemic operations are also occurring at regulatory agencies outside the US. These changes include a return to longer periods for review of CTAs than was occurring during the pandemic.

Therefore, even if we believe the data from our Phase 3 SUNRISE-3 clinical trial and any other COVID-19 clinical trials we may initiate are positive, we may be unable to obtain an EUA or other emergency authorizations for a bemnifosbuvir COV19 product candidate at all or in a timely manner. Moreover, even if we do obtain an EUA or comparable emergency authorization, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, until, if ever, we receive NDA approval for such product. Any cessation of commercialization activities would adversely impact our business, financial condition and results of operations.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved antiviral products are well established in the medical community for the treatment of HCV and in the US, two oral antivirals, Paxlovid and Lagevrio, are currently approved and authorized, respectively, for the treatment of COVID-19, and doctors may continue to rely on these therapies. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 environment, and any resurgence of the virus or emergence of new variants may lead to further inspectional delays. Regulatory authorities outside the US have adopted similar restrictions or other policy measures in response to COVID-19. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attacks increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants or that any such significant breakdowns, data leakages or breaches will be timely discovered, disclosed (if applicable) and remediated.

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

Since its enactment, there have been judicial, Congressional and executive challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA.

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

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if any of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the US and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if any regulatory approval is withdrawn, our business will be seriously harmed.

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
•
the US federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and its implementing regulations, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the US federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

Significant competition exists from approved oral treatments and, in the case of COVID-19, an authorized treatment or treatments in development for the diseases that we are targeting. Many of the approved drugs are well-established therapies or products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of vaccines and therapeutics for COVID-19 and treatments for each of the disease indications we are targeting.

Currently there are several vaccines and associated vaccine boosters approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ and Lagevrio™ which are respectively approved and authorized for emergency use for high risk COVID-19 patients. Additionally, Veklury, a nucleotide prodrug, which is intravenously administered is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death.

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

Many of our competitors have substantially greater capital resources, robust product candidate pipelines, established presence in the market and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, Gilead Sciences has recently been granted a patent in the US that may cover our compound bemnifosbuvir. While we have initiated a challenge to the validity of the patent granted to Gilead Sciences, we may not be successful in invalidating it. If we are not successful, we will need to obtain a license from Gilead, which may not be available on reasonable terms, if at all.

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

In addition, since March 2020, the US federal government has been the primary purchaser of COVID-19 therapeutics, vaccines and diagnostics. With the expiration of the PHE on May 11, 2023, the US federal government has begun transitioning the procurement and distribution of COVID-19 therapeutics, vaccines and diagnostic tests to traditional health markets. The rate and time of completion of this transition, particularly with respect to therapeutics, remains uncertain and is subject to many conditions including among others whether substantial incremental appropriations will be available to further fund the US federal government COVID-19 response. The effects of such a transition from US federal government procurement and distribution to traditional health markets are many and will include increasing discontinuation of free or heavily subsidized access by many US persons to COVID-19 therapeutics, vaccines and diagnostics, including test kits. Such changes in patient access may affect product utilization and could limit our ability to successfully commercialize our product candidates and obtain a satisfactory financial return on our product candidates in this therapeutic space.

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

For ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, whether as a result of COVID-19, a natural disaster, other pandemics, trade disruptions or other causes, could impair our ability to operate our business on a day-to-day basis and to continue our research and development of our product candidates. For example, the Uyghur Forced Labor Prevention Act bans imports from China’s Xinjiang region unless it can be shown that the goods were not produced using forced labor and this legislation may have an adverse effect on global supply chains which could adversely impact our business and results of operations.

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

In order to conduct clinical trials of our product candidates and commercialize any approved product, our manufacturers need to manufacture them in large quantities. However, they may be unable to successfully increase the manufacturing capacity for any of our product candidates or products in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity in a timely manner, the development, testing and clinical trials of these product candidates may be delayed or infeasible, and regulatory approval or commercial launch and sustained commercialization of any resulting products may be delayed or not obtained, which could significantly harm our business. Supply sources could be interrupted from time to time and, if interrupted, would disrupt our manufacturers’ ability to manufacture our product candidates at the scale required. If we are unable to meet the clinical or commercial supply need for our product candidates, or to do so on commercially reasonable terms, we may not be able to develop our product candidates and commercialize our products successfully.

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

We do not have multiple sources of supply for all of the components used in the manufacture of bemnifosbuvir or ruzasvir. For ruzasvir, we have sole suppliers located in China for our active pharmaceutical ingredients, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP quality and regulatory requirements and similar regulatory requirements, covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

Our commercial success depends in part on our avoiding actual and allegations of infringement, misappropriation or other violation of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the US, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions, re-examination, and post-grant and inter partes review proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the EPO. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. Many companies in intellectual property-dependent industries, including the pharmaceutical industry, have employed intellectual property litigation as a means to gain an advantage over their competitors. As the pharmaceutical industry expands and more patents are issued, and as third parties become more aware of our product pipeline, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

For example, in March 2021, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that still purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition (“PRG Petition”) with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. Either of these grounds, if accepted by PTAB and upheld by an appellate court, if appealed, would invalidate Claim of the ‘361 patent. While we believe that the Claim of the ‘361 patent is both invalid and unenforceable, or an appellate court may disagree and uphold Claim of the ‘361 patent, which would require us to obtain, prior to commercialization of a bemnifosbuvir product candidate, a license from Gilead Sciences to the ‘361 patent, which may not be available on reasonable terms or at all.

Third party claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

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

Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. In order to successfully challenge the validity of a US patent, we would need to initiate an action either in federal court or at the PTAB as we have done against the '361 patent. An action brought before the PTAB must be timely submitted within nine months of the issuance of the patent we are seeking to challenge. In either a PTAB or federal court proceeding, there is no assurance that the PTAB or a court of competent jurisdiction would invalidate the claims of any such US patent or, if a PTAB decision is appealed, that a federal court would uphold a PTAB determination of invalidity. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

Litigation and contested proceedings can be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization and as we gain the greater visibility associated with being a public company. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of such claims. We may not be aware of all intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe, misappropriate or otherwise violate such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property.

Parties making claims against us may obtain injunctive or other equitable relief, which could if granted effectively block our ability to further develop and commercialize one or more of our product candidates and/or harm our reputation and financial results. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of management and employee resources from our business. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, in the case of claims concerning registered trademarks, rename our product candidates, or obtain one or more licenses from third parties, which may require substantial time and monetary expenditure, and which might be impossible or technically infeasible. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; alternatively or additionally it might include terms that impede or destroy our ability to compete successfully in the commercial marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

A number of companies and universities file and obtain patents in the same area as our products, which are nucleotide prodrugs, and these patent filings could be asserted against us, which may affect our business, and if successful, could lead to expensive litigation, affect the profitability of our products and/or prohibit the sale of a product or its use.

Our product candidates are predominantly nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC.; Gilead Sciences.; Merck & Co.; Bristol Myers Squibb; Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Janssen Pharmaceutical Companies; Medivir AB; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale.

For example, we note that Gilead Sciences has obtained the U.S. '361 patent that includes a Claim that purportedly covers bemnifosbuvir, and that we have challenged this patent by filing a Petition with the PTAB requesting cancellation of the Claim. While we believe this Claim is invalid and unenforceable, the PTAB or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all.

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

Litigation and adversarial proceedings are expensive, time-consuming and if unsuccessful, can adversely affect our ability to sell our products when commercialized.

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

On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenges the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511 described in our first patent family. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because HCV C is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID-19 indication. On August 10, 2020, an anonymous party filed a third-party Observation against our Patent Cooperation Treaty patent application covering a method to treat HCV patients with compensated or decompensated cirrhosis using our drug bemnifosbuvir. The anonymous party asserted that it would have been obvious that the hemisulfate salt of AT-511 (bemnifosbuvir) would be effective to treat HCV-infected cirrhotic patients. We filed a response to the Observation on October 2, 2020, wherein we disagreed for several reasons, including that the hemisulfate salt of AT-511 had not been publicly disclosed at the time of the filing of our method of treatment of cirrhosis application and further noted that it is not straightforward that a treatment for patients with compensated cirrhosis would also be effective for patients with decompensated cirrhosis. Our Patent Cooperation Treaty patent application provides human data that supports the efficacy of using bemnifosbuvir to treat cirrhotic HCV-infected patients. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications.

In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. Our composition of matter patent on bemnifosbuvir has also been granted in China, Japan, Korea, Australia, Brazil, Eurasia, Canada and Mexico, and is pending in certain other countries and regions, including Europe.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, Eurasia, Canada and Mexico, and is also pending in certain other countries and regions, including Europe.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511, we have received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending claims to AT-527. We must respond to this second Pre-Grant Opposition in a timely manner, which we currently intend to do. While we intend to vigorously defend our patent claims on AT-511 and AT-527 and their use to treat HCV, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to either or both Pre-Grant Oppositions and allow our patent claims to either AT-511 or AT-527 to grant. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or AT-527 or their use to treat HCV in India unless and until these Pre-Grant Oppositions are resolved in our favor. If it is not resolved in our favor, we may not receive patent on AT-511, AT-527 or their use to treat HCV in India.

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

The WTO is currently considering a waiver of intellectual property rights for COVID-19 vaccines and the US government has taken a stance in support of the waiver. The current proposal is for a temporary waiver of intellectual property rights that cover COVID-19 vaccines, however, the ultimate timing and scope of the waiver, if approved, is unknown. The scope and timing of such waiver will likely be subject to extensive negotiations given the complexity of the matter, which may result in prolonged uncertainty and therefore could adversely affect our business. If a waiver is approved and covers COVID-19 treatments, such as bemnifosbuvir, our ability to successfully commercialize bemnifosbuvir and protect our related technology could be adversely affected.

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

As of August 4, 2023, we had 72 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the conflict between Ukraine and Russia has created extreme volatility in the capital markets. These conditions may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

Our business could face adverse consequences as a result of the actions of activist shareholders.

We have in the past and may in the future be subject to unsolicited attempts to gain control of our company, proxy contests, and other forms of shareholder activism. For example, in May 2023, our board of directors received an unsolicited proposal from a stockholder to acquire all outstanding shares of our common stock. Our Board of Directors carefully reviewed and evaluated the proposal in consultation with our independent financial and legal advisors and decided not to approve the proposal. If in the future, a stockholder, by itself or in conjunction with other stockholders or as part of a group, engages in activist activities with respect to us, our business could be adversely affected because responding to an unsolicited offer, proxy contest or other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees from the execution of our strategy. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and collaborators or leading to the loss of collaboration opportunities, and if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to an unsolicited offer, proxy contest or related action. These actions could also negatively affect the price of our common stock.

Risks Related to Our Common Stock

Our principal stockholders and management own a significant percentage of our shares of common stock and could exert significant influence over matters subject to stockholder approval.

Our executive officers, directors, and >5% stockholders beneficially own a significant percentage of our common stock as of June 30, 2023. Therefore, these stockholders may, if acting together, have the ability to influence us through this ownership position. These stockholders may be able to determine matters requiring stockholders approval. For example, these stockholders may be able to control elections of directors, or influence amendments of our organizational documents or approval of any merger, sale of assets or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our shares of common stock that you may feel are in your best interest as one of our stockholders.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our ability to compete and our business prospects in such marketplaces could be substantially harmed. For example, we have been notified that two Pre-Grant Opposition have been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patent Office relating to our pending patent claims to AT-511, AT-527 and their use to treat HCV. While we intend to defend our patent claims for AT-511, AT-527 and their use to treat HCV, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for future fiscal years beginning January 1, 2024 and after be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for future fiscal years beginning January 1, 2024 and after. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting. For the year ending December 31, 2023, our independent registered public accounting firm is not required to and we do not anticipate that it will issue an attestation report on internal control over financial reporting or attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

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

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
10.1	Non-Employee Director Compensation Program					*
10.2	Form of Non-Employee Stock Option Award Agreement					*
10.3	Form of Non-Employee Restricted Stock Unit Award Agreement					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: August 8, 2023	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2023	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)