Form 10-Q
period 2023-09-30
Atea Pharmaceuticals, Inc.
filed 2023-11-08
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 7, 2023, the registrant had 83,435,513 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•
our expectations relating to clinical trials for our product candidates, including projected costs, study designs and the timing for initiation, recruitment, completion, and reporting interim, top-line and final data;
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

These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors.” You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The risk factors are not exhaustive and other sections of this report may include additional factors which could adversely

i

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
•
The market for new therapeutics for the treatment of COVID-19 may be reduced, perhaps significantly, if current vaccines and vaccine updates and current therapeutics remain effective in minimizing serious consequences of the disease.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$137,886	$188,460
Marketable securities	457,240	458,249
Prepaid expenses and other current assets	8,190	14,213
Total current assets	603,316	660,922
Property and equipment, net	1,393	1,705
Restricted cash	—	198
Other assets	1,396	1,494
Operating lease right-of-use assets, net	1,970	2,389
Total assets	$608,075	$666,708
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$395	$2,551
Accrued expenses and other current liabilities	17,748	15,206
Current portion of operating lease liabilities	750	721
Total current liabilities	18,893	18,478
Operating lease liabilities	1,835	2,403
Income taxes payable	5,617	5,255
Total liabilities	26,345	26,136
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,435,513 and 83,287,639 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	83	83
Additional paid-in capital	738,580	701,052
Accumulated other comprehensive loss	(262)	(684)
Accumulated deficit	(156,671)	(59,879)
Total stockholders’ equity	581,730	640,572
Total liabilities and stockholders’ equity	$608,075	$666,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$28,181	$4,905	$79,198	$54,396
General and administrative	12,604	11,376	38,391	36,355
Total operating expenses	40,785	16,281	117,589	90,751
Loss from operations	(40,785)	(16,281)	(117,589)	(90,751)
Interest income and other, net	7,864	4,382	21,466	5,560
Loss before income taxes	(32,921)	(11,899)	(96,123)	(85,191)
Income tax benefit (expense)	(221)	3,833	(669)	3,713
Net loss	$(33,142)	$(8,066)	$(96,792)	$(81,478)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	48	(855)	422	(855)
Comprehensive loss	$(33,094)	$(8,921)	$(96,370)	$(82,333)
Net loss per share - basic and diluted	$(0.40)	$(0.10)	$(1.16)	$(0.98)
Weighted-average number of common shares used in computing net loss per share - basic and diluted	83,399,769	83,258,537	83,374,328	83,231,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance—December 31, 2022	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	83	713,752	(307)	(95,346)	618,182
Stock-based compensation expense	—	—	12,353	—	—	12,353
Other comprehensive income	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(28,183)	(28,183)
Balance—June 30, 2023	83,399,377	83	726,105	(310)	(123,529)	602,349
Issuance of common stock under employee stock purchase plan	36,136	—	92	—	—	92
Stock-based compensation expense	—	—	12,383	—	—	12,383
Other comprehensive income	—	—	—	48	—	48
Net loss	—	—	—	—	(33,142)	(33,142)
Balance—September 30, 2023	83,435,513	$83	$738,580	$(262)	$(156,671)	$581,730

	Common Stock		Additional	Accumulated Other	Retained Earnings	Stockholders’
	Shares	Amount	Paid-in Capital	Comprehensive Loss	(Accumulated Deficit)	Equity
Balance—December 31, 2021	83,102,730	$83	$653,964	$—	$56,030	$710,077
Exercise of stock options	154,861	—	223	—	—	223
Stock-based compensation expense	—	—	11,661	—	—	11,661
Net loss	—	—	—	—	(42,077)	(42,077)
Balance—March 31, 2022	83,257,591	83	665,848	—	13,953	679,884
Stock-based compensation expense	—	—	11,908	—	—	11,908
Net loss	—	—	—	—	(31,335)	(31,335)
Balance—June 30, 2022	83,257,591	83	677,756	—	(17,382)	660,457
Issuance of common stock upon exercise of stock options	1,012	—	7	—	—	7
Issuance of common stock under employee stock purchase plan	29,036	—	140	—	—	140
Stock-based compensation expense	—	—	11,504	—	—	11,504
Other comprehensive loss	—	—	—	(855)	—	(855)
Net loss	—	—	—	—	(8,066)	(8,066)
Balance—September 30, 2022	83,287,639	$83	$689,407	$(855)	$(25,448)	$663,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(96,792)	$(81,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,271	35,073
Depreciation and amortization expense	312	156
Accretion of premium and discounts on marketable securities	(11,101)	(2,465)
Changes in operating assets and liabilities:
Accounts receivable	—	(4,514)
Prepaid expenses and other current assets	6,023	(4,484)
Other assets	98	—
Accounts payable	(2,156)	(3,416)
Accrued expenses and other liabilities	2,904	(39,109)
Operating lease liabilities	(120)	800
Net cash used in operating activities	(63,561)	(99,437)
Cash flows from investing activities
Additions to property and equipment	—	(1,943)
Purchases of marketable securities	(515,132)	(486,955)
Sales and maturities of marketable securities	527,664	—
Net cash provided by (used in) investing activities	12,532	(488,898)
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	—	230
Proceeds from issuance of common stock under ESPP	257	140
Net cash provided by financing activities	257	370
Net decrease in cash, cash equivalents and restricted cash	(50,772)	(587,965)
Cash, cash equivalents and restricted cash at the beginning of period	188,658	764,680
Cash, cash equivalents and restricted cash at the end of period	$137,886	$176,715
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$137,886	$176,410
Restricted cash	—	305
Total cash, cash equivalents and restricted cash	$137,886	$176,715
Supplemental cash flow information:
Right of use assets obtained in exchange for operating lease liabilities	$—	$2,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ATEA PHARMACEUTICALS, INC. and Subsidiary

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Organization

Business Overview

Atea Pharmaceuticals, Inc., together with its subsidiary, Atea Pharmaceuticals Securities Corporation, ("Atea" or the "Company") is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections. Currently, Atea is conducting a Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of COVID-19. Atea is also currently conducting a Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of hepatitis C.

Liquidity and Capital Resources

As of September 30, 2023, the Company had $595.1 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these unaudited condensed consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2023, no shares have been issued under the Sales Agreement.

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

The Company is also subject to risks associated with the continued evolution of COVID-19 and its consequences, including actual and potential delays associated with certain of its ongoing and anticipated trials, and potential negative impacts on the Company’s business operations and its ability to raise additional capital to finance its operations. Geopolitical events, including civil or political unrest and terrorism, have resulted in a significant disruption of global business and financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2023, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of stockholders’ equity for the three and nine month period ended September 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, or any other interim period.

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

For the three and nine months ended September 30, 2022, the Company recorded a credit to research and development expense of $14,572 and $5,838, respectively. For the three and nine months ended September 30, 2023, the Company recorded a credit to research and development expense of $3,748 and $12,625, respectively. The credits recorded represent changes in estimates as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of September 30, 2023 is a net balance due from Roche of $3,748.

4. Marketable Securities

				As of September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$149,721	$8	$(104)	$149,625
US Government agency securities	171,645	55	(106)	171,594
Commercial paper	84,281	—	—	84,281
Corporate bonds	51,855	—	(115)	51,740
Total	$457,502	$63	$(325)	$457,240

				As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,422	$—	$(304)	$59,118
US Government agency securities	15,000	—	(59)	14,941
Commercial paper	310,433	—	—	310,433
Corporate bonds	61,504	—	(255)	61,249
Asset-backed securities	12,574	—	(66)	12,508
Total	$458,933	$—	$(684)	$458,249

As of September 30, 2023, the Company held 39 securities that were in an unrealized loss position of $325 with an aggregate fair value of $272,304. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three and nine months ended September 30, 2023.

None of the securities had remaining maturities longer than one year as of September 30, 2023.

The Company received proceeds of $527,664 from sales and maturities of marketable securities during the nine months ended September 30, 2023. There were no sales and maturities of marketable securities during the nine months ended September 30, 2022.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$131,656	$—	$—	$131,656
Commercial paper	—	5,983	—	5,983
Marketable Securities
US Treasury obligations	—	149,625	—	149,625
US Government agency securities	—	171,594	—	171,594
Commercial paper	—	84,281	—	84,281
Corporate bonds	—	51,740	—	51,740
Total	$131,656	$463,223	$—	$594,879

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,584	$—	$—	$167,584
Marketable Securities
US Treasury obligations	—	59,118	—	59,118
US Government agency securities	—	14,941	—	14,941
Commercial paper	—	310,433	—	310,433
Corporate bonds	—	61,249	—	61,249
Asset-backed securities	—	12,508	—	12,508
Total	$167,584	$458,249	$—	$625,833

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy include commercial paper, governmental and corporate bonds and asset-backed securities with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three and nine months ended September 30, 2023.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2023	December 31, 2022
Research and development, including manufacturing and clinical expenditures	$11,848	$7,667
Income taxes	—	99
Payroll and payroll related	5,002	6,459
Professional fees and other	898	981
Total accrued expenses and other current liabilities	$17,748	$15,206

7. Common Stock

At September 30, 2023, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,435,513 shares of common stock were issued and outstanding. On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2022, the shares available under the plan were increased by 8,285,983 shares. In January 2023, the shares of the Company's common stock available under the 2020 Plan were increased by 4,164,381 shares. As of September 30, 2023, 6,521,704 shares of common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase up to 5,982,266 shares of common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the nine months ended September 30, 2023 and 2022, respectively, the Company granted 2,264,700 and 182,350 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $10,384 and $1,302, respectively.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	161,750	$7.14
Granted	2,264,700	$4.59
Released	(53,935)	$7.14
Cancelled	(34,998)	$5.42
Unvested shares at September 30, 2023	2,337,517	$4.69

As of September 30, 2023, total unrecognized compensation expense related to restricted stock units was $8,408, which amount is being recognized over a remaining weighted average period of 2.2 years.

Performance-based Restricted Stock Units

During the nine months ended September 30, 2022, the Company granted 742,070 performance-based restricted stock units to employees under the 2020 Plan with an aggregate grant date fair value of $5,298. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of each award eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through September 30, 2023, as the minimum performance criteria had not been deemed probable. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the year ended December 31, 2022, 17,100 performance-based restricted stock units were canceled due to terminations.

The following table summarizes the activity related to performance-based restricted stock units for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	724,970	$7.14
Granted	—	$—
Released	—	$—
Cancelled	—	$—
Unvested shares at September 30, 2023	724,970	$7.14

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2023	13,632,278	$18.48	7.7	$10,937
Granted	3,766,550	$4.49
Exercised	—	$—
Cancelled	(392,509)	$21.46
Outstanding at September 30, 2023	17,006,319	$15.31	7.4	$4,913
Vested and expected to vest at September 30, 2023	17,006,319	$15.31	7.4	$4,913
Vested and exercisable at September 30, 2023	10,208,053	$16.37	6.6	$4,874

The Company granted 125,000 and 358,500 options during the three months ended September 30, 2023 and 2022 with an aggregate grant date fair value of $295 and $2,188, respectively.

The Company granted 3,766,550 and 3,740,917 options during the nine months ended September 30, 2023 and 2022 with an aggregate grant date fair value of $12,341 and $19,217, respectively.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of four years and have a contractual term of ten years. As of September 30, 2023, total unrecognized compensation expense related to stock option awards was $66,168, which amount is being recognized over a remaining weighted average period of 2.4 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the Employee Stock Purchase Plan ("ESPP"), which became effective upon the closing of the Company’s IPO in November 2020. The Company initially reserved a total of 1,187,000 shares of its common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2023, the number of shares of the Company's common stock available for issuance under the ESPP was increased by 832,876 shares.

The Company issued 36,136 and 93,939 shares for proceeds of $92 and $257 during the three and nine months ended September 30, 2023, respectively.

The Company issued 26,036 shares for proceeds of $140 during the three and nine months ended September 30, 2022.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$11,295	$11,362	$34,592	$34,727
Restricted stock units	1,087	97	2,590	256
Performance-based stock units	—	—	—	—
Employee stock purchase plan	1	45	89	90
Total stock-based compensation expense	$12,383	$11,504	$37,271	$35,073

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense	$5,564	$5,370	$17,037	$16,390
General and administrative	6,819	6,134	20,234	18,683
Total stock-based compensation expense	$12,383	$11,504	$37,271	$35,073

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(33,142)	$(8,066)	$(96,792)	$(81,478)
Weighted average common shares outstanding, basic and diluted	83,399,769	83,258,537	83,374,328	83,231,146
Net loss per share, basic and diluted	$(0.40)	$(0.10)	$(1.16)	$(0.98)

Stock options for the purchase of 17,006,319 shares, 2,337,517 restricted stock units and 724,970 performance-based restricted stock units were excluded from the computation of the net loss per share for the three and nine months ended September 30, 2023, due to the net loss during the periods as their effect is antidilutive.

Stock options for the purchase of 13,490,691 shares, 161,750 restricted stock units and 724,970 performance-based restricted stock units were excluded from the computation of the net loss per share for the three and nine months ended September 30, 2022, due to the net loss during the periods as their effect is antidilutive.

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

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of September 30, 2023.

As of September 30,
2023
Right-of-use asset	$1,970
Current lease liability	750
Non-current lease liability	1,835

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of September 30, 2023 were as follows.

As of September 30,
2023
Remainder of 2023	$201
2024	821
2025	838
2026	855
Total lease payments	2,715
Less amount representing implied interest	(130)
Total lease liability	$2,585
Current portion of operating lease liabilities	$750
Non-current portion of operating lease liabilities	$1,835

For the three and nine months ended September 30, 2023, the Company recorded operating lease costs of $162 and $485, respectively, relating to its operating lease agreements.

For the three and nine months ended September 30, 2022, the Company recorded operating lease costs of $185 and $649, respectively, relating to its operating lease agreements.

11. Income Taxes

The Company recorded income tax expense of $221 and $669 for the three and nine months ended September 30, 2023, respectively.

The Company recorded a net benefit from income taxes of $3,833 and $3,713 for the three and nine months ended September 30, 2022. The benefit from income taxes was primarily the result of changes in estimates between the Company's initial provision for 2021 income taxes and the actual amounts reflected in income tax returns as filed.

The Company maintained a full valuation allowance for the three months ended September 30, 2023 and 2022 due to uncertainty regarding its ability to utilize deferred tax assets.

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

13. Benefit Plan

The Company's defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three and nine months ended September 30, 2023, the Company recognized expense of $105 and $642, respectively, relating to matching contributions to the 401(k) Plan. During the three and nine months ended September 30, 2022, the Company recognized expense of $97 and $463, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $81 for each of the three and nine months ended September 30, 2023 and 2022, respectively.

In June 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of zero and $1 in connection with this consulting agreement during the three and nine months ended September 30, 2022. No expense was recognized in connection with this agreement for the three and nine months ended September 30, 2023.

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

As COVID-19 continues to persist as a serious ongoing health issue, we believe that the COVID-19 therapeutic market will remain a multi-billion-dollar opportunity for many years to come with the US continuing to comprise the most significant commercial market. In the US, the market for COVID-19 therapeutics is currently transitioning from a single government payer to more traditional payer channels such as Medicare, Medicaid and private commercial insurance. We anticipate a major consideration for determining reimbursement by these third party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations.

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

As announced in August 2023, we have amended the original SUNRISE-3 clinical trial protocol to broaden the population of high risk patients eligible for enrollment in the trial and to increase the study sample size to account for the rates of hospitalization and death that are currently being observed globally for COVID-19. When the protocol amendment becomes effective, the population of patients eligible for enrollment in the study will be expanded to include patients ≥ 70 years old (regardless of other risk factors), patients ≥ 55 years old with one or more risk factors, patients ≥ 50 years old with two or more risk factors and patients ≥ 18 years old with certain risk factors including immunocompromised conditions, all regardless of COVID-19 vaccination status. We believe that this broadened population encompasses those patients who currently remain at high risk for progression of COVID-19 to severe disease. Rollout of the protocol amendment is occurring in each territory where the study is being conducted and will have varying effective dates. The protocol amendment is effective in the US and multiple other jurisdictions.

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

In parallel to conducting our SUNRISE-3 clinical trial, we are engaging in efforts to identify a protease inhibitor product candidate that we may combine with bemnifosbuvir for the treatment of specific COVID-19 patient populations that are unable to mount immune response to vaccines and require combination therapy. We have conducted in vitro studies that have demonstrated an additive antiviral effect when bemnifosbuvir was combined with antivirals from the protease inhibitor class, including nirmatrelvir. The data that we anticipate obtaining from the SUNRISE-3 clinical trial in the subset of patients who receive combination therapy will be, we believe, the first clinical data evaluating the combination of bemnifosbuvir and certain other currently authorized antiviral treatments. This data will be instrumental for further informing our design of the clinical development of the combination therapy.

Hepatitis C Virus (HCV) Clinical Studies

For the treatment of HCV infection, we are advancing the combination of bemnifosbuvir and ruzasvir, an investigational NS5A inhibitor. Approximately 58 million people globally, including ~2.4 million in the US, are living with chronic HCV infection. The WHO reports a global incidence of 1.5 million cases per year and 399,000 deaths per year. The US HCV prevalence is expected to remain constant over the coming years as rising HCV incidence offsets the number of new patients treated.

We believe that the combination of bemnifosbuvir and ruzasvir has the potential to improve upon the current standard of care by offering a differentiated short duration, pan-genotypic protease-sparing regimen for HCV-infected patients with or without cirrhosis.

During the second quarter of 2023, we initiated enrollment of a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the pan-genotypic combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. Approximately 280 HCV-infected, treatment-naïve patients across all genotypes, including a lead-in cohort of approximately 60 patients are expected to be enrolled in this Phase 2 clinical trial. Enrollment of the 60 patient lead-in cohort has been completed and an initial readout of preliminary data from this cohort is currently expected in Q1 2024. The primary endpoints of the study are safety and sustained virologic response ("SVR") at Week 12 post-treatment. Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment and resistance.

Dengue

After conducting a Phase 2 clinical trial, in February 2023, we determined not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully identifying patients shortly after infection which is not feasible with the diagnostic tests that are currently readily available in endemic countries, and estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $595.1 million in cash, cash equivalents and marketable securities at September 30, 2023. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities into 2026.

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

Financial Operations Overview

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $595.1 million. Net cash used in operating activities was $63.6 million for the nine months ended September 30, 2023.

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

As we continue to advance our programs, we expect to incur significantly higher expenses over the next several years. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•
continue Phase 3 clinical development of bemnifosbuvir as a monotherapy for the treatment of COVID-19;
•
continue the clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV which is expected to include later stage Phase 3 development if the Phase 2 clinical trial we are currently conducting is successful;
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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three and nine months ended September 30, 2023, we recorded a credit to research and development expenses of $3.7 million and $12.6 million related to credits received from Roche. During the three and nine months ended September 30, 2022, we recorded a net reduction to research and development expenses of $14.6 million and $5.8 million related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
COVID-19 external costs	$10,122	$(10,243)	$25,930	$6,724
HCV external costs	5,345	963	11,729	4,700
Dengue external costs	1,003	2,577	5,417	8,440
RSV external costs	—	588	—	1,654
Internal research and development costs	11,711	11,020	36,122	32,878
Total research and development costs	$28,181	$4,905	$79,198	$54,396

We are focusing substantially all of our resources on the development of our product candidates, particularly bemnifosbuvir. We expect our research and development expenses to continue to increase substantially for at least the next few years, as we seek to initiate additional clinical trials for our product candidates, complete our current clinical programs, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs or validation of our commercial manufacturing and supply processes is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict when or if our product candidates will receive regulatory approval with any certainty.

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

We anticipate that our general and administrative expenses may increase as a result of increased personnel costs, expanded infrastructure, increased consulting, legal and accounting services costs associated with complying with Nasdaq and SEC requirements and increased investor relations costs.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$28,181	$4,905	$23,276
General and administrative	12,604	11,376	1,228
Total operating expenses	40,785	16,281	24,504
Loss from operations	(40,785)	(16,281)	(24,504)
Interest income and other, net	7,864	4,382	3,482
Loss before income taxes	(32,921)	(11,899)	(21,022)
Income tax benefit (expense)	(221)	3,833	(4,054)
Net loss and comprehensive loss	$(33,142)	$(8,066)	$(25,076)

Research and Development Expenses

Total research and development expenses increased $23.3 million from $4.9 million for the three months ended September 30, 2022 to $28.2 million for the three months ended September 30, 2023. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. For the three months ended September 30, 2022, we recorded a reduction in research and development expense of $14.6 million related to a credit received from Roche compared to a credit of $3.7 million for the three months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million from $11.4 million for the three months ended September 30, 2022 to $12.6 million for the three months ended September 30, 2023. The increase was primarily the result of higher stock-based compensation and professional fees.

Interest Income and Other, Net

Interest income and other, net, increased by $3.5 million from $4.4 million for the three months ended September 30, 2022 to $7.9 million during the three months ended September 30, 2023. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded income tax expense of $0.2 million and a benefit of $3.8 million for the three months ended September 30, 2023 and 2022, respectively. The net benefit recorded for the three months ended September 30, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. We maintained a full valuation allowance for the three months ended September 30, 2023 and 2022 due to uncertainty regarding our ability to utilize deferred tax assets.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$79,198	$54,396	$24,802
General and administrative	38,391	36,355	2,036
Total operating expenses	117,589	90,751	26,838
Loss from operations	(117,589)	(90,751)	(26,838)
Interest income and other, net	21,466	5,560	15,906
Loss before income taxes	(96,123)	(85,191)	(10,932)
Income tax expense	(669)	3,713	(4,382)
Net loss and comprehensive loss	$(96,792)	$(81,478)	$(15,314)

Research and Development Expenses

Total research and development expenses increased $24.8 million from $54.4 million for the nine months ended September 30, 2022 to $79.2 million for the nine months ended September 30, 2023. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 3 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and higher internal spend related to compensation, including stock-based compensation. For the nine months ended September 30, 2022, we recorded a net reduction in research and development expense of $5.8 million related to a credit received from Roche compared to a net credit of $12.6 million for the nine months ended September 30, 2023.

General and Administrative Expenses

General and administrative expenses increased $2.0 million from $36.4 million for the nine months ended September 30, 2022 to $38.4 million for the nine months ended September 30, 2023. The increase was primarily the result of higher stock-based compensation and professional fees.

Interest Income and Other, Net

Interest income and other, net, increased by $15.9 million from $5.6 million for the nine months ended September 30, 2022 to $21.5 million for the nine months ended September 30, 2023. The increase was primarily a result of investing in higher yield marketable securities and higher interest rates.

Income Tax Expense

We recorded income tax expense of $0.7 million and a benefit of $3.7 million for the nine months ended September 30, 2023 and 2022, respectively. The net benefit recorded for the three months ended September 30, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed. We maintained a full valuation allowance for the nine months ended September 30, 2023 and 2022 due to uncertainty regarding our ability to utilize deferred tax assets.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2023, we had cash, cash equivalents and marketable securities of $595.1 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2026.

We entered into an open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2023, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 and related prospectus filed with the Securities and Exchange Commission ("SEC") on November 24, 2021, as amended.

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

Market volatility, inflation, interest rate fluctuations and concerns associated with the evolution or potential resurgence of COVID-19 and geopolitical events, including civil or political unrest and terrorism, may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part II, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,561)	$(99,437)
Investing activities	12,532	(488,898)
Financing activities	257	370
Net increase (decrease) in cash, cash equivalents and restricted cash	$(50,772)	$(587,965)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $63.6 million. Net cash used in operating activities was primarily due to net loss of $96.8 million, accretion of premium and discounts on marketable securities of $11.1 million and a net decrease in accounts payable of $2.1 million, partially offset by stock-based compensation expense of $37.3 million, decrease in prepaid expenses of $6.0 million and an increase in accrued expenses of $2.9 million.

Net cash used in operating activities for the nine months ended September 30, 2022 was $99.4 million. Cash used in operating activities was primarily due to net loss of $81.5 million, a net decrease in accounts payable and accrued expenses of $42.5 million, an increase in unbilled accounts receivable of $4.5 million and prepaid expenses of $4.5 million and amortization of premium and discounts on marketable securities of $2.5 million, partially offset by stock-based compensation of $35.1 million.

Cash Flows from Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2023 was $12.5 million and consisted of sales and maturities of marketable securities of $527.7 million partially offset by purchases of marketable securities of $515.1 million.

Cash used in investing activities for the nine months ended September 30, 2022 was $488.9 million and consisted of purchases of fixed assets of $1.9 million and purchases of marketable securities of $487.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.3 million for the nine months ended September 30, 2023 and consisted of proceeds from the shares sold under the Company's ESPP.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2022 and consisted of proceeds from the exercise of stock options and shares purchased under the Company's ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and nine months ended September 30, 2023 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2022. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three and nine months ended September 30, 2023, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $595.1 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2022, we initiated SUNRISE-3, a global, multicenter, randomized, double blind, placebo-controlled Phase 3 clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in high-risk non-hospitalized patients with mild or moderate COVID-19. As announced in August 2023, we have amended the original SUNRISE-3 clinical trial protocol to increase the study sample size to account for currently observed COVID-19 hospitalization and death rates, which are lower in 2023 than the rates of COVID-19 hospitalization and death observed in 2022 when the study was initiated. Additionally, as a result of modifications lowering certain age criteria, a broader population of high risk patients will be eligible for enrollment in the SUNRISE-3 clinical trial after the protocol amendment becomes effective. We believe that this broadened patient population encompasses those patients who currently remain at high risk for progression of COVID-19 to severe disease. In connection with the study sample size increase, the protocol amendment modifies the trial to enroll a fixed number of patients being approximately 2200 patients in the supportive care arm compared to the original protocol which targeted enrollment of at least 1300 patients in the supportive care arm but allowed for potential sample size re-estimation and increase following an interim analysis. The protocol amendment also incorporates two interim analyses for review by the DSMB principally for safety and futility after approximately 650 and 1350 patients in the supportive care arm have completed Day 29. Rollout of the protocol amendment is occurring in each territory where the study is being conducted and will have varying effective dates. The protocol amendment is effective in the US and multiple other jurisdictions.

In parallel with the conduct of SUNRISE-3, we are also engaging in efforts to identify a proprietary protease inhibitor product candidate that could potentially be combined with bemnifosbuvir for the treatment of COVID-19. Our efforts to identify and develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir are at a very early stage and we do not know if such efforts will be successful, or if successful, when such a protease inhibitor product candidate we identify may be permitted to enter clinical development. Before we can begin clinical development of a newly identified protease inhibitor product candidate, or any other product candidate, we will need to complete extensive preclinical studies to support the submission of an IND to the FDA or CTA to a comparable regulatory authority outside the US.

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

Currently in the US and elsewhere, there are several vaccines and associated vaccine updates (formerly referred to as vaccine “boosters”) approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc. which has been approved by the FDA, and Lagevrio™ developed by Merck and Ridgeback Therapeutics, which is authorized by FDA for emergency use for the treatment of high risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug developed by Gilead Sciences, Inc. (“Gilead Sciences”), is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death. In Japan, the oral antiviral, Xocova® developed and marketed by Shinogi & Co., Ltd. ("Shinogi"), has been granted special approval for emergency use in patients with mild to moderate SARS-CoV-2 infection.

Treatments in development for COVID-19 include obeldesivir (GS-5245), an oral nucleoside prodrug, that is being developed by Gilead Sciences and is currently being evaluated in two Phase 3 clinical trials including a randomized, double-blind placebo-controlled Phase 3 clinical trial in non-hospitalized COVID patients who are at high risk of progression to hospitalization. Gilead Sciences has recently announced that, based upon lower-than-expected COVID-19 incidence rates and related hospitalizations or all cause deaths in the countries where patients were being enrolled, it is discontinuing enrollment in the Phase 3 trial in patients who are at high risk of progression while allowing currently enrolled patients to continue in the trial. Gilead Sciences also simultaneously announced that it was continuing enrollment in the Phase 3 trial that is enrolling patients without risk factors for developing severe COVID-19. Additionally, ensitrelvir, an oral protease inhibitor, being developed by Shinogi is currently in a global development program including four Phase 3 trials for the treatment of COVID-19.

In addition to therapeutics, vaccines indicated for active immunization to prevent COVID-19 and associated vaccine updates which are intended to extend the immunizing effect initiated with the administration of the initial vaccine have been approved or authorized for emergency use by the FDA. Vaccine manufacturers, including Pfizer and BioNTech SE and Moderna, Inc., are continuing to develop new vaccines and vaccine updates that may have greater and longer immunizing effects against current and future variants of SARS-CoV-2.

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

To date, we have experienced some disruption and delays certain of our clinical programs and timelines as a result of COVID-19. For example, in 2020 we paused our HCV clinical development program when clinical trial sites closed due to COVID-19 precautions by the countries and medical facilities where the clinical trial was to be conducted. In June 2023, we re-initiated patient enrollment in an HCV clinical trial.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles. For example, due to changes in the COVID-19 landscape, we discontinued our Phase 3 MORNINGSKY trial in December 2021. In November 2022, we initiated a subsequent Phase 3 clinical trial, SUNRISE-3, evaluating bemnifosbuvir for the treatment of high risk outpatients with mild or moderate COVID-19. The primary endpoint of the SUNRISE-3 trial is all cause hospitalization or death through Day 29 in approximately 2,200 patients in the supportive care population who receive only bemnifosbuvir or placebo without co-administration of the local standard care therapeutic. Our initial SUNRISE-3 study design and sample size contemplated that the rate of hospitalization in the placebo cohort would be at least 4%. Currently, we are observing a rate of hospitalization that is reported to be less than 4%. As a result, we have amended the SUNRISE-3 clinical trial protocol to, among other things, take into account this lower rate of hospitalization with the effect that the study sample size has increased to approximately 2200 patients in the supportive care arm in comparison to our initial target of 1300 patients in the supportive care arm. With the protocol amendment sample size increase, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high risk for disease progression. If the actual rate of hospitalization in the placebo cohort of patients is less, further amendment and increase of the sample size and number of patients enrolling overall in the trial would be required. This would make the trial more difficult to complete, if at all, and the time and cost for completion of the trial would be expected to increase. As the COVID-19 landscape has evolved, rates of testing, diagnosis and hospitalization for COVID-19 have and continue to vary substantially. Reported rates of hospitalization in many geographic regions have and may continue to fluctuate significantly. Additionally, we believe that the current rate of testing is substantially lower than the rate of testing occurring throughout the emergency phase of the COVID-19 pandemic. Further, it is uncertain what effect the migration of government provided therapeutics, testing kits and other related items to more traditional health channels will have on rates of testing and diagnoses among other things. Even the perception that patients will now incur costs associated with the testing for and treatment of COVID-19 may result in rates of testing to further decline.

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

We have incurred significant operating expenses since our inception. For the nine months ended September 30, 2023 and the year ended December 31, 2022, our operating expenses were $117.6 million and $130.7 million, respectively.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. As we advance clinical development activities, particularly our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild or moderate COVID-19 and our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, our expenses have increased and we expect will continue to increase substantially. Additionally, our expenses will also increase substantially if or as we:

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
•
make milestone, royalty or other payments under the license agreement we entered into in December 2021 with Merck with respect to the development and commercialization of ruzasvir in combination with bemnifosbuvir for the treatment of HCV;
•
make upfront, milestone, royalty or other payments in connection with any future in-license agreements relating to other product candidates; and
•
incur continuing and increasing legal, accounting and other expenses in operating our business as a public company.

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require additional preclinical and/or clinical development, regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of or other access to a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

The majority of our cash is held in accounts at US banking institutions. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements encounter liquidity constraints or failures. Any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operational expenses or make other payments.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the conduct of the Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild or moderate COVID-19, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and if the Phase 2 clinical trial is successful, Phase 3 clinical development of this combination product candidate. Additionally, we anticipate that we will incur substantial expenses in connection with the discovery, license or other acquisition and potential development of a combination bemnifosbuvir COV19 product candidate and in connection with the discovery, acquisition and development of other product candidates.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular our Phase 3 COVID-19 SUNRISE-3 clinical trial and our current Phase 2 and potentially later stage Phase 3 clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV;
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
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure resulting from the enactment of the Inflation Reduction Act of 2022 (IRA) and other legislation and regulations that may be subsequently enacted;
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

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, or at all. In recent years, COVID-19, macroeconomic trends and geopolitical events, including civil or political unrest and terrorism, have resulted in significant disruption of global financial markets. In addition, recent or future market volatility, increased inflation and high interest rates, if sustained, may increase our cost of financing and may restrict our access to potential sources of future liquidity. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $96.8 million for the nine months ended September 30, 2023 and $115.9 million for the year ended December 31, 2022. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on our ability to develop one or more bemnifosbuvir COV19 product candidates. If we are not successful in developing a bemnifosbuvir COV19 product candidate, our business will be harmed. Our business is also highly dependent on the success of our other most advanced product candidates, including the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, which will require significant additional clinical testing, including Phase 3 clinical testing, before we can seek regulatory approval and potentially launch commercial sales. If these product candidates fail in clinical development, do not receive regulatory approval or are not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize one or more bemnifosbuvir COV19 product candidates and the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not completed the development of any of our product candidates, and we may never be able to develop marketable products. During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate. Among other things, this effort will require the successful completion of our Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19 and additional nonclinical and clinical development and the incurrence of expenses related to discovering, acquiring or in-licensing a drug or drug candidate to combine with bemnifosbuvir for the treatment of COVID-19. We are aware that Gilead Sciences has recently discontinued the enrollment of high risk outpatients in the COVID-19 Phase 3 clinical trial of its product candidate, obeldesivir, an oral nucleoside prodrug. The stated reasons for the discontinuation of enrollment prior to completion of the trial was the observation by Gilead Sciences of lower-than-expected COVID-19 incidence rates and related hospitalizations or all cause deaths in countries where patients were being enrolled. These or similar factors may also impact our SUNRISE-3 Phase 3 clinical trial of bemnifosbuvir for the treatment of high risk patients with COVID-19.

COVID-19 is unpredictable and therapies, including any bemnifosbuvir COV19 product candidate, may be adversely impacted up to the point of obsolescence by the emergence of new variants or subvariants as well as by the development and authorization and approval of new vaccines, vaccine updates and therapeutics.

Additionally, we expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of or otherwise accessing a commercial organization, substantial investment and significant marketing efforts. We cannot be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate.

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

We are not permitted to commercialize, market, promote or sell any product candidate in the US without obtaining marketing approval from the FDA. Foreign regulatory authorities impose similar requirements. The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved and the disease or condition for which the product candidate is intended. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development particularly with respect to COVID-19, which continues to evolve rapidly, and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. We have not submitted an NDA for, or obtained regulatory approval of, any product candidate. We must complete additional clinical development in each case and in some cases additional preclinical or nonclinical development to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

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

•
delays or failure in obtaining regulatory authorization to commence or amend a clinical trial;
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
•
delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up, including due to factors associated with COVID-19 or political unrest and war or acts of terrorism;
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
•
the risk that patients enrolled in clinical trials will drop out of the trials before trial completion; and
•
other factors outside of our control, such as the COVID-19 global health crisis which has, among other things, created substantial burdens on healthcare providers who may be required to prioritize immediate critical patient care over clinical research and political unrest and war and terrorism.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates or similar areas, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we are aware of other clinical trials sponsored by our potential competitors, including Shinogi, that are recruiting patients in clinical trials evaluating oral antivirals for the treatment of high risk outpatients with mild to moderate COVID-19, the same patient population that we are seeking to enroll in SUNRISE-3. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Delays in patient enrollment as a result of competition, or in the case of COVID-19 in particular, evolution of the disease and treatment paradigms as well as rates of infection, testing, diagnoses, hospitalizations and deaths or for other reasons may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates. For example, we are aware that Gilead Sciences has recently discontinued the enrollment of high risk outpatients in the COVID-19 Phase 3 clinical trial of its product candidate, obeldesivir, an oral nucleoside prodrug. The stated reasons for the discontinuation of enrollment prior to completion of the trial was the observation by Gilead Sciences of lower than expected COVID-19 incidence rates and related hospitalizations or all cause deaths in countries where patients were being enrolled. These or similar factors may also impact our SUNRISE-3 Phase 3 clinical trial of bemnifosbuvir for the treatment of high risk patients with COVID-19.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track designation. In April 2023, the FDA granted Fast Track designation for the investigation of bemnifosbuvir for the treatment of COVID-19. As the sponsor of a product candidate that has received Fast Track designation, we may have opportunities for more frequent interactions with the FDA review team during product development and, once a New Drug Application (“NDA”) is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

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

Part of our strategy involves identifying novel product candidates. For example, we are currently engaged in internal efforts to identify a protease inhibitor product candidate that we may be able to combine with bemnifosbuvir for the treatment of COVID-19. These efforts and any subsequent discovery efforts we initiate to identify other novel product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial, we may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal Food, Drug and Cosmetic Act (FDCA) and a declaration by the Secretary of the Department of Health and Human Services, ("HHS"), that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radioactive or nuclear agent, or CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

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

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Moreover, the federal government has taken steps to terminate distinct emergency authorizations related to COVID-19. For example, following the expiration on May 11, 2023 of the COVID-19 public health emergency ("PHE") under the US Public Health Service Act, certain FDA policies and operational procedures related to COVID-19 also expired as the FDA seeks to resume normal operations, including a transition of products marketed under EUAs, to the ordinary FDA requirements, including premarket authorization requirements. Changes in COVID-19 pandemic related policies and procedures and resumption of pre-pandemic operations are also occurring at regulatory agencies outside the US. These changes include a return to longer periods for review of CTAs than was occurring during the pandemic.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 environment, and any reoccurrence of a public health emergency may lead to further inspectional delays. Regulatory authorities outside the US have adopted similar restrictions or other policy measures in response to COVID-19.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In March 2010, the Patient Protection and Affordable Care Act (“ACA”), was enacted, which substantially changed the way healthcare is financed in the US by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2032. Further, on March 11, 2021 the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Centers for Medicare and Medicaid Services (CMS) Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, states and other regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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
•
impose restrictions on our operations, including closing our CMOs' facilities; or
•
seize or detain products, or require a product recall.

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
•
the US federal Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the government information related to certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiologist assistants and certified nurse midwives), and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
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

We are subject to diverse laws and regulations relating to data privacy and security. New privacy rules are being enacted in the US and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”), which generally went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the US. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Any liability from failure to comply with the requirements of applicable data privacy and data protection laws could adversely affect our financial condition.

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

We, our CROs and third-party service providers receive and maintain sensitive information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may also be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the US may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it. In addition, the EU Clinical Trials regulation imposes obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access their personal data processed in the context of clinical trials.

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

For the diseases that we are targeting, significant competition exists from approved oral treatments and, in the case of COVID-19, an authorized treatment as well as other treatments in development. The approved drugs, particularly for HCV and increasingly for COVID-19, are well-established products and are widely accepted by physicians, patients and third-party payors. There are pharmaceutical and biotechnology companies at various stages of development and approval of new vaccines and therapeutics for COVID-19. Currently there are several vaccines and associated vaccine updates approved or authorized for use for COVID-19 and there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ and Lagevrio™ which are, respectively, approved, and authorized for emergency use for high risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug, which is intravenously administered is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high risk for progression to severe COVID-19, including hospitalization and death.

Treatments in Phase 3 clinical development for COVID-19 include obeldesivir (GS-5245), an oral nucleoside prodrug, that is being developed by Gilead Sciences and is currently being evaluated in two Phase 3 clinical trials and ensitrelvir, an oral protease inhibitor being developed by Shinogi. There are also several drugs, including oral antivirals such as Epclusa® which is manufactured and sold by Gilead Sciences, and Mavyret® which is marketed and sold by AbbVie, Inc. approved for the treatment of HCV. Our product candidates, if approved, are expected to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, patients or third party payors. Hospitals, physicians, patients or third party payors may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

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

In addition, since March 2020, the US federal government has been the primary purchaser of COVID-19 therapeutics, vaccines and diagnostics. With the expiration of the PHE on May 11, 2023, the US federal government began transitioning the procurement and distribution of COVID-19 therapeutics, vaccines and diagnostic tests to traditional health markets. Currently, the US federal government is winding down its distribution of COVID-19 products and as of November 1, 2023, both Paxlovid and Lagevrio, the approved and authorized oral treatments for COVID-19, will begin to transition to traditional commercial distribution. The effects of this transition from US federal government procurement and distribution to traditional commercial and health markets are many and will include increasing discontinuation of free or heavily subsidized access by many US persons to COVID-19 therapeutics, vaccines and diagnostics after the expiration of the transition period and certain incremental periods for distinct patient populations. Such changes in patient access may affect product utilization and could limit our ability to successfully commercialize our product candidates and obtain a satisfactory financial return on our product candidates in this therapeutic space.

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

Currently, we anticipate to establish our own commercial organization in the [US][NA] to individually or together with a collaborator commercialize our product candidates if approved. Outside the [US][NA], we anticipate to rely on a collaborator to commercialize our products if we are able to enter into an acceptable arrangement to do so. We do not currently have any commercialization arrangements in place with any collaborator either within or outside the US.

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

In those territories where we engage a collaborator to commercialize our products in whole or in part our sales will largely depend on the collaborator’s strategic interest in the product and such collaborator’s ability to successfully commercialize the product.

If we are unable to build our own sales force or access a collaborative relationship for the commercialization of any of our product candidates, we may be forced to delay the potential commercialization of our product candidates or reduce the scope of our sales or marketing activities for such product candidates. If we elect to increase our expenditures to fund additional commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, including Pfizer in COVID-19 and Gilead Sciences and AbbVie in HCV, that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we currently anticipate to rely on collaboration with third parties. We do not currently have any collaborator for the commercialization of any of our product candidates in foreign markets. We are evaluating the opportunities for the commercialization of our product candidates in foreign markets. Neither we or any third party with which we may collaborate is permitted to market or promote any of our product candidates before regulatory approval of such product candidate is received from the applicable regulatory authority in that foreign market, and such regulatory approval for any of our product candidates may never result. To obtain regulatory approvals in countries outside the US, it will be necessary to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including but not limited to:

•
our customers’ ability to obtain reimbursement for our product candidates in foreign markets;
•
our inability to directly control commercial activities of any third parties upon which we are relying;

•
the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements;
•
different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•
import or export licensing requirements;
•
longer accounts receivable collection times;
•
our ability, or the ability of our collaborators, to supply our product candidates on a timely and large-scale basis in local markets;
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

If any of our product candidates is approved for commercialization, we currently anticipate to selectively partner with third parties to market it in jurisdictions outside the [US][NA]. We expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

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

As an organization, we have no prior experience in these areas. In addition, we will need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories . Many US-based biotechnology and biopharmaceutical companies have found the process of marketing products outside of North America to be very challenging.

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

In many countries outside the US, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain reimbursement or pricing approval in some countries, we may be required to conduct clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

•
injury and impairment of our business reputation and significant negative media attention;
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
•
loss of revenue.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. To date, we have not sought and do not yet have any experience securing product liability insurance for a product that is being commercialized. Currently, we have clinical trial insurance to cover the use of our product candidates in the clinical trials we are conducting. However, these insurance policies have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future commercial collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials, research activities and preclinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have a long-term agreements with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

We may collaborate with third parties for the development and commercialization of our product candidates. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

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

We may face significant competition in seeking appropriate collaborations. Business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales, marketing or distribution activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

We rely on third-party vendors, such as CROs, CMOs, investigators, scientists and other service providers to provide us with significant data and other information related to our programs, preclinical studies or clinical trials and our business. If such third parties provide inaccurate, misleading or incomplete data, our business, prospects and results of operations could be materially adversely affected.

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

For example, in March 2021, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that still purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition (“PRG Petition”) with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. Either of these grounds, if accepted by PTAB and upheld by an appellate court, if appealed, would invalidate Claim of the ‘361 patent. While we believe that the Claim of the ‘361 patent is both invalid and unenforceable, an appellate court may disagree and uphold Claim of the ‘361 patent, which would require us to obtain, prior to commercialization of a bemnifosbuvir product candidate, a license from Gilead Sciences to the ‘361 patent, which may not be available on reasonable terms or at all.

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

In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. Our composition of matter patent on bemnifosbuvir has also been granted in China, Japan, Korea, Australia, Brazil, Eurasia, Canada, Israel, New Zealand, South Africa, Russia and Mexico, and is pending in certain other countries and regions, including Europe.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Columbia and Mexico, and is also pending in certain other countries and regions, including Europe.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the

Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511, we have received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. While we intend to vigorously defend our patent claims on AT-511 and bemnifosbuvir and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to either or both Pre-Grant Oppositions and allow our patent claims to either AT-511 or AT-527 to grant. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or AT-527 or their use to treat HCV in India unless and until these Pre-Grant Oppositions are resolved in our favor. If it is not resolved in our favor, we may not receive patent on AT-511, AT-527 or their use to treat HCV in India.

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

As of November 7, 2023, we had 74 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Many of our key officers, directors and employees are vested in a substantial amount of our common stock or options to purchase our common stock. Our employees, including many of our officers and key employees, may be more likely to leave us if the shares they own have significantly fluctuated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below or above the market price of our common stock.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in interest rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, international conflicts, terrorism and political instability have created extreme volatility in the capital markets. These conditions may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. In addition, there is a risk that one or more of our CROs, suppliers, CMOs or other third-party providers may not survive an economic downturn. As a result, our business, results of operations and price of our common stock may be adversely affected.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our ability to compete and our business prospects in such marketplaces could be substantially harmed. For example, we have been notified that two Pre-Grant Opposition have been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patent Office relating to our pending patent claims to AT-511, bemnifosbuvir and their use to treat HCV in India. While we intend to defend our patent claims for AT-511, bemnifosbuvir and their use to treat HCV, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our Company and/or product candidates and if approved, our products, such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.

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

ATEA PHARMACEUTICALS, INC.

Date: November 8, 2023	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2023	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)