Form 10-K
period 2023-12-31
Atea Pharmaceuticals, Inc.
filed 2024-02-28
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $283.7 million.

The number of shares of Registrant’s Common Stock outstanding as of February 25, 2024 was 84,164,545.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, our clinical development timelines and results and other future conditions. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” "objective," "on track," “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
the potential of bemnifosbuvir to retain antiviral activity against circulating COVID-19 variants of concern and to treat Coronavirus disease 2019 ("COVID-19");
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
•
our future financial position, capital requirements, cash runway, needs for additional financing and the availability of such financing;
•
our business strategy;
•
developments relating to our industry and our competitors, including competing treatments and vaccines for diseases we are treating;
•
our expectations regarding federal, state and foreign laws and regulations;
•
our ability to attract, motivate, and retain key personnel; and
•
the impact on our business as COVID-19 continues to evolve.

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part I, Item 1A. “Risk Factors.” You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever they appear in this report. The risk factors are not exhaustive and other sections of this report may include additional factors which could adversely impact our business and financial performance.

Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Preliminary and interim results from any trial and results in early-stage clinical trials may not be indicative of full results or results from later stage or larger scale clinical trials and do not ensure regulatory approval. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in, or implied by, any forward-looking statements.

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
•
We are expending significant resources to develop bemnifosbuvir for the treatment of COVID-19 and to develop the combination of bemnifosbuvir and ruzasvir for the treatment of Hepatitis C virus ("HCV") and in anticipation of potential commercialization of these product candidates. We may not be able to recover these resources if these product candidates are not approved for the treatment of the respective indication for which they are being developed, we are not successful at commercializing these product candidates or in the case of the development of bemnifosbuvir for the treatment of COVID-19, bemnifosbuvir is rendered inferior or obsolete due to rapid changes in COVID-19 epidemiology as a result of the emergence of new SARS-CoV-2 variants or subvariants.
•
If approved, each of our product candidates will face significant competition from other treatments, including direct acting antivirals, that are currently marketed and in the case of COVID-19, are in development.
•
Our business, operations and financial results may be materially and adversely affected by the continuing evolution of COVID-19.
•
We have a limited operating history and no history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.
•
We have incurred significant operating expenses since inception. We expect our expenditures will increase for the foreseeable future. We have no products that have generated any commercial revenue and we may not again achieve or maintain profitability.
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
•
Our business is highly dependent on the success of our most advanced product candidates. If we fail to successfully develop bemnifosbuvir for the treatment of COVID-19 or the combination of bemnifosbuvir and ruzasvir for the treatment of HCV or we are unable to obtain regulatory approval or successfully commercialize any of our product candidates, or are significantly delayed in doing so, our business will be harmed.
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
•
We or the third parties whom we depend upon may be adversely affected by natural disasters or other unforeseen events resulting in business interruptions and our business continuity and disaster recovery plans may not adequately protect us from such business interruptions.
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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Currently, we are developing our lead product candidate, bemnifosbuvir, in a global Phase 3 clinical trial as a monotherapy for the treatment of COVID-19, and in a global Phase 2 clinical trial as part of a combination therapy with ruzasvir, an NS5A inhibitor, for the treatment of HCV infection.

Bemnifosbuvir

Derived from our internal discovery program, bemnifosbuvir (AT-527), is an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor that combines a unique nucleotide scaffold with novel double prodrugs for the intended purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite potentially resulting in an oral antiviral product candidate that is selective for and highly effective at preventing replication and transcription of SARS-CoV-2, the causative agent of COVID-19, HCV and other single stranded RNA (“ssRNA”) viruses while avoiding toxicity to host cells.

COVID-19 – Our Strategy and Objective

More than four years after emerging as a global pandemic and public health crisis, COVID-19 remains a persistent and serious health threat because of continued variant fueled surges of infection. The SARS-CoV-2 virus is accumulating mutations with amino acid substitutions faster than any other endemic ssRNA virus and the constant evolution of new variants has resulted in continued waves of infections globally.

Our COVID-19 strategy is focused on the development of bemnifosbuvir for the treatment of COVID-19. We believe that oral antivirals protecting against the development of severe infection and transmission remain urgently needed particularly for high-risk patients who currently have few or no treatment options due to limitations of currently available vaccines and therapeutics. High-risk patients include those who are unvaccinated, patients who fail to respond to available vaccines, vaccinated patients with waning efficacy, which can occur between three to six months after immunization, and patients for whom current treatments are contraindicated. Without suitable treatments, high-risk patients remain vulnerable to severe COVID-19 and associated hospitalization and death.

As COVID-19 continues to persist as a global endemic disease, we believe that the global COVID-19 therapeutic market, and in particular the US market, will remain a multi-billion-dollar commercial opportunity for many years to come. Further, as the commercialization of COVID-19 therapeutics enters more fully into traditional distribution and reimbursement channels in 2024 and after, we anticipate that a major consideration for third-party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for high-risk populations.

The objective of our COVID-19 development program is to address the current unmet medical needs of high-risk patients who remain vulnerable to hospitalization and death from COVID-19 by developing bemnifosbuvir, as a safe, effective, convenient, oral antiviral without the key limitations of current treatment options, including drug-drug interactions, tolerability and other safety concerns. The FDA has granted Fast Track designation for the investigation of bemnifosbuvir to treat COVID-19. Currently, we are evaluating bemnifosbuvir in SUNRISE-3, a global Phase 3 clinical trial that is enrolling high-risk patients with mild to moderate COVID-19.

For COVID-19, bemnifosbuvir targets the SARS-CoV-2 RNA polymerase (Nsp12), a highly conserved enzyme that is unlikely to change as the virus mutates and new variants continue to emerge. The RNA polymerase complex is responsible for both replication and transcription of SARS-CoV-2. Bemnifosbuvir has a unique dual mechanism of action at both the RNA-dependent RNA polymerase ("RdRp") and nidovirus RdRp associated nucleotidyltransferase ("NiRAN") active sites on the highly conserved SARS-CoV-2 RNA polymerase, which has the potential to create a high barrier to resistance. In vitro data have shown that bemnifosbuvir was active with similar activity against all SARS-CoV-2 variants of concern ("VOC") and variants of interest ("VOI") that have been tested to date, including Omicron subvariants BA.4, BA.5 and XBB and EG.5.1.

HCV – Our Strategy and Objective

Despite the availability of direct acting antiviral oral combination treatment regimens, HCV continues to be a serious viral disease in the US and globally. Approximately 58 million people globally are living with chronic HCV infection. The World Health Organization ("WHO") estimates a global incidence of 1.5 million new infections and 290,000 deaths per year.

In the US, HCV is recognized as a health crisis with approximately 2.4 million individuals estimated to be infected. Prevalence of HCV in the US is expected to remain constant over the coming years as rising HCV incidence is largely attributable to the opioid crisis, IV drug use, and HCV reinfection, especially among younger adults, offsets the number of new patients treated.

Our HCV strategy focuses on the development of bemnifosbuvir in combination with ruzasvir, an HCV NS5A inhibitor, a product candidate which we have exclusively licensed from MSD International GmbH, an affiliate of Merck & Co, Inc. ("Merck"). Combination therapy utilizing two or more direct acting antivirals with different mechanisms of action is a scientifically and clinically well-established approach that is utilized by currently available human immunodeficiency virus, hepatitis B virus and HCV treatment regimens.

The objective of our HCV development program is to improve upon the current standard of care ("SOC") by offering, if successfully developed, the combination of bemnifosbuvir and ruzasvir, as a potentially differentiated eight-week duration, pan-genotypic protease inhibitor-free regimen for HCV-infected patients with or without cirrhosis. Currently, we are conducting a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment naïve HCV infected patients, either without cirrhosis or with compensated cirrhosis.

For HCV, the combination of bemnifosbuvir and ruzasvir targets the HCV non-structural protein 5B (“NS5B”) and the HCV non-structural protein 5A (“NS5A”), respectively, and is designed to inhibit these enzymes which are essential for HCV replication. Both bemnifosbuvir and ruzasvir have individually demonstrated potent, pan-genotypic, antiviral activity against HCV and the combination of bemnifosbuvir and ruzasvir has exhibited synergistic activity against HCV in vitro.

Key Clinical Trials

COVID-19 – SUNRISE-3: Global Phase 3 Clinical Trial of Bemnifosbuvir

SUNRISE-3, is a currently ongoing global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial that is evaluating bemnifosbuvir (550 mg twice-daily ("BID") for five days) in high-risk non-hospitalized patients with mild or moderate COVID-19. SUNRISE-3 is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but it is also exploring the effect of combination therapy in a smaller sub-set of patients who receive a compatible antiviral drug along with bemnifosbuvir (secondary analysis).

The trial consists of two study populations derived from the type of SOC received: 1) a “supportive care population” (those patients who do not qualify for another antiviral treatment or where other antivirals are not locally available) which is assessing bemnifosbuvir given as monotherapy (primary analysis) and 2) a “combination antiviral population” which is assessing combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg BID plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in approximately 2,200 patients in the supportive care monotherapy population. Secondary endpoints in each of the supportive care monotherapy patient population and the combination antiviral population include COVID-19 related hospitalization or death, COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

The trial is enrolling patients who are ≥70 years old (regardless of other risk factors), patients ≥55 years old with one or more risk factors, patients ≥50 years old with two or more risk factors and patients ≥18 years old with certain risk factors including immunocompromised conditions, all regardless of COVID-19 vaccination status. We believe that this population encompasses those patients who currently remain at high-risk for progression of COVID-19 to severe disease and associated hospitalization and death.

In January and February 2024, we announced the enrollment of more than 650 patients and more than 1,350 patients, respectively, in the supportive care monotherapy cohort. Each of these patient enrollment milestones triggers an interim analysis by an independent data safety monitoring board (“DSMB”) principally for safety and futility after the respective patient group has completed Day 29 post treatment. As a result, we currently anticipate that the first interim analysis by the DSMB will occur in March of 2024 and the second interim analysis by the DSMB will occur in the second quarter of 2024. Patient enrollment in the SUNRISE-3 trial, which has currently surpassed 1,400 patients in the supportive care monotherapy population, continues and topline data from the trial are anticipated in the second half of 2024.

HCV – Global Phase 2 Clinical Trial of the Combination of Bemnifosbuvir and Ruzasvir

Currently, we are conducting a global Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. Up to approximately 280 HCV-infected, treatment-naïve patients across HCV genotypes (“GT”), including a lead-in cohort of 60 patients without cirrhosis, are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and sustained virologic response ("SVR") at Week 12 post-treatment (“SVR12”). Other virologic endpoints include virologic failure, SVR at Week 24 post-treatment (“SVR24”) and resistance.

In February 2024, we announced final results from the full lead-in cohort in which a 98% SVR at Week 4 post-treatment ("SVR4") rate was observed [58 of 59 subjects achieved SVR4 with one patient who did not return for post-treatment follow-up]. The one patient who did not achieve SVR4 had poor adherence, and was infected with HCV GT-2. These results are consistent with the initial results announced in January 2024. The SVR4 rate exceeded the protocol-defined efficacy criterion of ≥90% SVR4 for continuing the study. As a result, in January 2024 we commenced enrolling up to an additional 220 patients in the study, including patients with cirrhosis. In the lead-in cohort, very rapid kinetics were observed with viral load for each patient near or below the lower limit of quantification ("LLOQ") at four weeks of treatment, which we believe is supportive of an eight-week treatment regimen for the combination of bemnifosbuvir and ruzasvir. All 60 patients in the lead-in cohort achieved viral load below the LLOQ by the end of the eight-week treatment regimen.

The combination of bemnifosbuvir and ruzasvir in the lead-in cohort was generally safe and well tolerated and there were no drug related serious adverse events ("SAEs"), no treatment discontinuations and adverse events ("AEs") were mostly mild. Final SVR12 results from all 280 patients enrolled in the global Phase 2 study are anticipated in the second half of 2024.

If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in the second half of 2024.

Our Corporate Strategy

Our corporate goal is to become a global leader in the discovery, development, and commercialization of novel oral antiviral therapies for serious viral infections. We intend to achieve this goal by pursuing the following strategies:

•
Deploy our expertise and experience, particularly our depth of knowledge with respect to nucleos(t)ide analogs, to discover, in-license and develop novel or differentiated direct acting antivirals that have the potential to meet unmet medical needs or improve the current SOC.

•
Develop and commercialize bemnifosbuvir for the treatment of high-risk patients who face the greatest threat of progression to severe COVID-19 as a result of the limitations of current therapies.
•
Explore combination therapy for specific COVID-19 patient populations.
•
Improve the existing SOC for the treatment of HCV with a pan-genotypic eight-week, protease inhibitor-free regimen combining bemnifosbuvir and ruzasvir.
•
Maximize the value of our product candidates by selectively seeking advantageous collaborations to strengthen our commercialization capabilities in the US and enhance our global commercialization reach.

Our Development Pipeline

The following table summarizes our orally administered antiviral product candidate pipeline. We have full global rights to commercialize all our product candidates in all indications.

PROGRAM
THERAPEUTIC INDICATION
PRECLINICAL
PHASE 1
PHASE 2
PHASE 3
Coronaviridae
Sunrise-3
COVID-19
Bemnifosbuvir (AT-527) Nucleotide*
Protease Inhibitor
Bemnifosbuvir + Ruzasvir Combination Program
Hepatitis C
Bemnifosbuvir Nucleotide1
Ruzasvir** NS5A Inhibitor1

*Bemnifosbuvir (generic name for AT-527) is a double prodrug nucleotide analog. ** Worldwide exclusive license for all uses from Merck.

1. Bemnifosbuvir and ruzasvir have each separately generated clinical results and are being developed as a combination for HCV.

Antiviral Therapy

Viral Polymerase as an Antiviral Target

The viral polymerase, which is the single protein present in all RNA viruses, is a key enzyme in the replication of viruses making it an attractive target for antiviral therapeutics. Among other things, the core structural features of viral polymerase are highly conserved, making drugs targeted to the polymerase less susceptible to the effects of viral mutation and resistance. Among RNA viruses, there are two types of viral polymerase:

•
RdRp: All ssRNA viruses, including SARS-CoV-2 and HCV, depend on the RdRp, encoded in the viral genome, for replication and transcription. Since these enzymes are not present in the host cell, this facilitates the design of selective inhibitors of viral replication, which target viral but not host cell polymerases.
•
RNA-dependent DNA polymerase (“RdDp" or "reverse transcriptase”): Reverse transcriptase is used by certain DNA or RNA viruses, such as HBV and HIV-1, to replicate their genomes.

Advances in technology have enabled intensive structural and functional studies of viral RNA polymerase including the identification, in the case of SARS-CoV-2, of NiRAN and have opened avenues for the development of new and more effective antiviral therapies.

Viral Resistance and Variants – Challenges to the Development of Antiviral Therapeutics

A major challenge to the development of direct acting antivirals is the emergence of viral resistance. Resistance is a function of a virus’ ability to genetically mutate which can make them less susceptible to certain antiviral therapies over time. In the case of RNA viruses, which generally lack proofreading abilities, the rate of mutation is substantially higher than DNA viruses and can occur at six orders of magnitude greater than the rate of mutation of host cells.

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

Our Lead Antiviral Candidate - Bemnifosbuvir

Bemnifosbuvir is an investigational, novel, proprietary, orally administered double prodrug of a guanosine nucleotide analog which has been derived from our internal discovery program. More specifically, bemnifosbuvir is the hemisulfate salt of a phosphoramidate protide, AT-511, that is metabolized after multistep activation to the active 5’-triphosphate metabolite, AT-9010, which is an inhibitor of SARS-CoV-2 and HCV replication.

Our medicinal chemists designed bemnifosbuvir with the following critical elements to achieve the objectives noted below:

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

We believe that these modifications together with the double prodrug approach impart the following potentially advantageous characteristics and features to bemnifosbuvir:

•
enhanced antiviral activity and selectivity, as well as well-established pharmacology and animal models to predict clinical activity;
•
favorable safety profile;
•
convenience of oral administration; and
•
efficient, predictable, scalable, and reproducible manufacturing, as well as long shelf life for potential stockpiling.

Our Development Programs

Bemnifosbuvir for the Treatment of COVID-19

COVID-19 – Disease Overview and Limitation of Current Standard of Care

COVID-19, the disease caused by infection with SARS-CoV-2 and its variants, gave rise to a global pandemic that swept rapidly throughout the world beginning in 2020. In 2023, public health emergencies declared by each of the WHO and Centers for Disease Control and Prevention ("CDC") ended, however, SARS-CoV-2 continues to cause vast rates of infection and in many cases serious COVID-19 disease due to waning immunity and continued emergence of SARS-CoV-2 variants. The COVID-19 surge in the US and globally during the winter of 2023 / 2024 demonstrates that newly emerged variants such as JN.1 continue to thrive and become dominant despite the availability of treatments and updated vaccines.

In the US, COVID-19 remains a major cause of respiratory virus-associated hospitalizations and is a continuing threat, particularly for those most vulnerable to severe disease. Older adults and individuals who have risk factors or who are immunocompromised are at a higher risk for developing more serious complications from COVID-19, leading to hospitalization and death.

At the outset of the pandemic, unprecedented progress was made with both COVID-19 vaccines and treatment options. Despite this progress, substantial limitations remain to currently available vaccines and therapies, including waning immunity to both naturally acquired and vaccine generated immunity, failure of certain populations to mount an adequate immune response to vaccines and lack of efficacy of currently available monoclonal antibodies to currently circulating SARS-CoV-2 subvariants.

Limitations of current oral antivirals include drug-drug interactions with many commonly prescribed medications including anti-seizure medications, anti-psychotics, anti-coagulants and other safety concerns. As a result, many high-risk patients currently do not have suitable outpatient therapies and as a result, are also more likely to be hospitalized because of severe disease.

With the ongoing evolution of the SARS-CoV-2 virus and the continuing emergence of new variants, there remains an urgent need to develop new oral therapies that are safe, efficacious, convenient and with low risk of drug-drug interactions for the treatment of COVID-19 that can be utilized as monotherapy and potentially as part of a combination therapy. We believe that oral therapies protecting against the development of severe infection and transmission remain urgently needed particularly for vulnerable patients who currently have limited or no treatment options. This includes patients who are unvaccinated, patients who fail to respond to available vaccines, vaccinated patients with waning efficacy, which can occur between three to six months after immunization, and patients for whom vaccines and existing treatments are contraindicated. As COVID-19 remains endemic with continued variant fueled pandemic surges, we believe that this need will continue for years.

Vaccines for Prevention

Several vaccines are either approved or authorized under an emergency use authorization ("EUA") and additional vaccines are in development to prevent COVID-19 infection.

The ability of vaccines to produce durable immunity protection against disease and transmission is currently limited due to multiple factors, including:

•
limited efficacy against certain viral variants;
•
limited durability of response impacting the ability to achieve long term immunity;
•
failure of certain patient populations to mount immune response to vaccines;
•
delayed onset of protection; and
•
vaccine hesitancy.

Monoclonal Antibodies ("mAbs") for the treatment and prevention of COVID-19

Starting in November 2020 and into 2022, the FDA granted EUAs to several mAbs for the prophylaxis and/or treatment of COVID-19. The use of mAbs for the treatment of COVID-19 was subsequently limited and is currently not authorized in the US for the following reasons:

•
limited or no efficacy against currently circulating variants has led to the recission of all previously granted EUAs; and
•
inconvenience of intravenous administration such as the need to administer in specialized facilities that were properly equipped to accommodate IV infusions in actively infected patients.

Even if future mAbs are developed, the continued emergence of new SARS-CoV-2 variants may make even these new mAbs ineffective for the treatment of COVID-19.

Project NextGen

In 2023, the US federal government announced the Project NextGen initiative with the purpose to accelerate and streamline the rapid development of the next generation of vaccines and treatments through public-private collaborations. Based at the Department of Health and Human Services (“HHS”) and seeded with an initial investment of $5 billion, Project NextGen is coordinating across the US federal government and the private sector to fund and advance a pipeline of new, innovative vaccines and mAbs into clinical trials and potential review by the FDA. Project NextGen is focusing on:

•
mucosal vaccines;
•
vaccines that provide broader protection against variants of concern and a longer duration of protection;
•
pan-coronavirus vaccines;
•
new and more durable monoclonal antibodies that are resilient against new variants as they arise; and
•
advancing new technologies that will improve access and enable faster, cheaper, rapid and more flexible production of vaccines and therapeutics.

Antivirals for the treatment of COVID-19

Antiviral therapies, which are complementary to vaccines, have been approved or authorized for the treatment of COVID-19. In the US, Veklury® (remdesivir), an RdRp inhibitor, is approved for the treatment of COVID-19 in adults and certain pediatric patients who are hospitalized or outpatients at high-risk of progression to severe COVID-19. Lagevrio™ (molnupiravir), an orally administered direct-acting antiviral for the treatment of adults with mild to moderate COVID-19 in the outpatient setting is authorized for use under an EUA in the US. Paxlovid™ is approved in the US for adults with mild to moderate COVID-19 in the outpatient setting and is available under EUA for pediatric patients 12 years and older weighing at least 40 kg. All three antiviral therapies are approved or authorized for use in many additional countries globally. Other oral antiviral therapies are approved in other countries including Xocova® (enstirelvir), a protease inhibitor which is approved in Japan.

Limitations of currently authorized or approved antiviral therapies include:

•
Drug-Drug interactions. Due to the potentially serious drug-drug interactions associated with Paxlovid (ritonavir-boosted nirmatrelvir) and many commonly prescribed medications, including strong CYP3A4 inducers and certain other anti-coagulant, anti-convulsant, anti-arrhythmic, chemotherapeutic, and neuropsychiatric medications, the Paxlovid prescribing information includes a boxed warning and many patients with COVID-19 may be ineligible for treatment with Paxlovid or if eligible, require careful management including close monitoring of the patient by the prescriber.
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
•
IV infusion. Veklury is administered via intravenous infusion which minimizes the convenience of administration.

Our Development of COVID-19 Product Candidates

We are developing bemnifosbuvir, an investigational, orally administered, novel antiviral product candidate, for the treatment of COVID-19. We believe bemnifosbuvir as a monotherapy has the potential to address the key limitations of current therapies and the continued unmet medical need particularly for high-risk patients with limited treatment options. SUNRISE-3 is a global Phase 3 randomized, double-blind, placebo-controlled clinical trial that is currently evaluating bemnifosbuvir (550 mg BID for 5 days) in high-risk non-hospitalized patients with mild or moderate COVID-19.

While SUNRISE-3 is principally designed to evaluate bemnifosbuvir as monotherapy (primary analysis) in approximately 2,200 patients, it is also designed to explore the effect of combination therapy in a smaller sub-set of patients who receive a compatible antiviral drug along with bemnifosbuvir (secondary analysis). We intend to use data from the smaller subset of patients who receive combination therapy to inform our development plans to evaluate bemnifosbuvir as combination therapy for the treatment of COVID-19.

In parallel with conducting SUNRISE-3, we are engaging in efforts to identify and advance a protease inhibitor product candidate for the treatment of COVID-19. We are seeking a protease inhibitor that is highly potent, well tolerated with limited drug-drug interactions and does not require a pharmacokinetic ("PK") booster (e.g., ritonavir). The optimization of lead compounds is ongoing.

Targeting SARS-COV-2 NiRAN/RdRp to treat COVID-19

The RNA polymerase complex of SARS-CoV and SARS-CoV-2 supports the transcription and replication of their approximately 30,000-nucleotide viral RNA genomes. It is the largest and most complex RNA synthesis machinery among RNA viruses. As shown in the illustration below, the multi-subunit SARS-CoV polymerase complex is composed of a number of non-structural proteins ("Nsp") including viral RdRp ("Nsp12"), processivity factors ("Nsp7", "Nsp8"), a proofreading exonuclease, a N7-methyl transferase ("Nsp14"), and a helicase ("Nsp13"). The Nsp12 protein contains two domains, an RdRp core, which is the catalytic subunit incorporating ribonucleotides into RNA templates, and an N-terminal NiRAN domain, the function of which was previously unknown.

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

SARS-CoV-2 Variants

SARS-CoV-2 has proven to be able to mutate quickly with more than seven million variants identified since fall 2020 and more than one million identified in 2023 alone. A number of these variants have been designated by the WHO and CDC as VOI because there is evidence of increased transmissibility, more severe disease, reduced effectiveness of vaccines or antibodies, or diagnostic detection failures. The WHO and CDC have also identified several VOCs which express similar attributes to VOIs but are more likely to be responsible for greater disease severity across the globe. Previously identified VOCs included Alpha, Beta, Gamma, and Delta while the currently circulating VOC is Omicron, which includes BA.1, BA.2, BA.3 BA.4, BA.5, XBB, EG.5.1, JN.1 and descendent lineages.

In the US, as of February 17, 2024, JN.1 is estimated to account for over 90% of all currently circulating SARS-CoV-2 variants.

Given the mutagenic nature of SARS-CoV-2, we expect that the evolution of the virus will continue with more variants emerging and presenting new and varied health challenges. The continued emergence of dominant SARS-CoV-2 variants is a key contributor to COVID-19 remaining as an endemic threat where the virus will still be circulating, with surges from time to time.

Potent in vitro inhibition of SARS-CoV-2 replication across variants

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

Together with Roche, we completed the Phase 2 outpatient MOONSONG clinical trial in October 2021 and, due to the complexities and time required to effect the transfer of study sponsorship from Roche to us following the termination of the collaboration, the very dynamic COVID-19 landscape in which SARS-CoV-2 was rapidly evolving and the introduction of the original vaccines and antivirals, after careful consideration, each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials were discontinued after careful consideration prior to completion in December 2021 and March 2022, respectively. We leveraged the key clinical data obtained from these patient studies, including clinical efficacy data from MORNINGSKY, with additional supporting Phase 1 and clinical pharmacology studies conducted in healthy subjects, to support the design of SUNRISE-3, the currently ongoing Phase 3 clinical trial of bemnifosbuvir for the treatment of COVID-19.

SUNRISE-3 – Global Phase 3 clinical trial

In 2023, the FDA granted Fast Track designation for the investigation of bemnifosbuvir for the treatment of COVID-19. In SUNRISE-3, we are targeting the patient population whom we believe are at the greatest risk for disease progression to severe COVID-19 or mortality, and for whom there are currently the fewest treatment options.

Sunrise-3

SUNRISE-3: Global Phase 3 Trial in High-Risk COVID-19 Outpatients

Inclusion Criteria: High-risk outpatients with mild or moderate COVID-19, regardless of vaccination status; symptom onset ≤5 days before randomization

Geography: US, Europe, Japan and ROW

Randomization

1:1

Bemnifosbuvir 550 mg BID + SOC

Placebo BID + SOC

5 days of dosing with BEM or placebo

Enrollment Ongoing

Phase 3 Study Design:

- Randomized, double-blind, placebo-controlled
- Bemnifosbuvir or placebo initiated same time as locally available standard of care (SOC)
- Two study populations:
  - *supportive care monotherapy* (primary analysis)
  - *combination therapy* (secondary analysis, local SOC includes treatment with other antiviral drugs against COVID-19)
- Two interim analyses for DSMB review (safety, futility)

High-risk outpatients: ≥70, ≥55 w/ one+ risk factors, ≥50 with two+ risk factors, ≥18 immunocompromised conditions

Primary Endpoint:

All-cause hospitalization or death through Day 29 in monotherapy population (n= approximately 2,200 patients)

Secondary Endpoints:

- COVID-19 related hospitalizations and deaths
- Medically attended visits
- Symptom rebound / relapse
- Viral load rebound

In January and February 2024, we announced the enrollment of more than 650 patients and more than 1,350 patients, respectively, in the supportive care monotherapy cohort of the trial. As a result, we currently anticipate that the first interim analysis by the DSMB will occur in March of 2024 and the second interim analysis by the DSMB will occur in the second quarter of 2024. At each interim analysis, we anticipate the DSMB will evaluate the data principally for safety and futility. Patient enrollment in the SUNRISE-3 trial, which has currently surpassed 1,400 patients in the supportive care monotherapy population, continues and topline data from the trial are anticipated in the second half of 2024.

MORNINGSKY - Global Phase 3 clinical trial

The Phase 3 MORNINGSKY study was a global, randomized, placebo-controlled study across 50 centers globally in non-hospitalized adult and adolescent patients with mild or moderate COVID-19 who were at high-risk or standard risk for disease progression regardless of vaccination. Due to the complexities and time required to effect the transfer of study sponsorship from Roche to us following the termination of the collaboration, and the very dynamic COVID-19 landscape including the rapid evolution of SARS-CoV-2 and the introduction and availability of the original vaccines and antivirals, after careful consideration, MORNINGSKY was discontinued prior to completion in December 2021.

Patients were randomized (2:1; active:placebo) to receive bemnifosbuvir 550 mg BID or placebo for five days. The primary endpoint was time to alleviation/improvement of COVID-19 symptoms. Secondary endpoints included the proportion of patients requiring hospitalization, all-cause mortality, and change in viral load. At the time of discontinuation, 216 patients had been randomized, with 207 patients included in efficacy analyses. The study enrolled a broad outpatient population, including 47% with high-risk factors, 28% who received ≥1 doses of vaccine against COVID-19, and 56% who were seropositive for SARS-CoV-2 at baseline. Because the study was prematurely discontinued, no formal statistical comparisons were made.

While the primary endpoint of the MORNINGSKY study, time to symptom alleviation, was not achieved, the results from MORNINGSKY showed that non-hospitalized adult and adolescent patients who received bemnifosbuvir (n=137) experienced a 71% relative reduction in risk of hospitalization (2.9% versus 10%) (p=0.047, unadjusted, exploratory; secondary endpoint) versus placebo (n=70), regardless of vaccination status. In an exploratory analysis, an 82% reduction in risk of hospitalization was seen in a subset of patients greater than 40 years of age in the bemnifosbuvir arm. In another ad hoc analysis, the proportion of patients who were considered standard risk experienced a similar relative reduction in risk of hospitalization as those who were considered high-risk (75% versus 69%).

Error bars denote the 97.5% Confidence Interval

No deaths were observed during the study. No clear differences in any of the virology end points between the bemnifosbuvir and placebo arms were observed. Overall, bemnifosbuvir was well tolerated. There were no drug-related SAEs reported, and proportions of patients with AEs leading to study drug discontinuation were low (2.8% in the bemnifosbuvir arm vs 7.0% in the placebo arm).

The MEADOWSPRING trial, originally designed as a six-month follow-up study of patients previously enrolled in MORNINGSKY, was closed out in March 2022 after enrolling only 72 patients. As a result, firm conclusions about the long-term symptoms of COVID-19 could not be drawn from this study.

Hospitalized Patients - Global Phase 2 clinical trial

This Phase 2 study was a randomized, double-blind, placebo-controlled, study that evaluated bemnifosbuvir in hospitalized/confined patients with moderate COVID-19 versus placebo. The study was initially designed to assess the treatment effect of bemnifosbuvir (550 mg BID; Part A) on a primary endpoint of proportion of subjects with Progressive Respiratory Insufficiency ("PRI"). However, low background rates of disease progression precluded completion of the study as initially planned. The protocol was amended to explore higher doses of bemnifosbuvir (1100 mg BID; Part B), however the study was prematurely discontinued in January 2022. Only two subjects (both receiving placebo) had been enrolled in Part B.

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

Virology results indicated that treatment with bemnifosbuvir rapidly reduced the SARS-CoV-2 viral load from baseline, as measured by PCR of nasopharyngeal swabs. Compared with placebo, participants on bemnifosbuvir had a 0.61 log10 (95% CI: -1.38–0.16) greater mean reduction from baseline viral load on Day 2, and this trend was sustained through Day 8.

Study day
Adjusted mean change from baseline in quantitative SARS-CoV-2 Virus RNA
0.5
0
-0.5
-1
-1.5
-2
-2.5
-3
1
2
5
8
10
12
14
Placebo
Bemnifosbuvir 550 mg

Bemnifosbuvir’s SARS-CoV-2 antiviral activity was also observed in patients with baseline viral loads above the median of 5.36 log10 as compared to placebo. In this subset, those in the bemnifosbuvir arm achieved SARS-CoV-2 clearance as early as Day 2 (in 6% of patients), Day 8 (in 13% of patients) Day 10 (in 33% of patients), and Day 12 (in 31% of patients) compared to 0% of patients in the placebo arm at the same timepoints. By Day 14 (last viral sampling study day), 50% of patients in the bemnifosbuvir arm and 23% in the placebo arm had no detectable RNA virus.

Proportion of participants with baseline viral load ≥5.36 log10 with negative SARS-CoV-2 PCR test, %
60
50
40
30
20
10
0
0
0
6
1/17
0
0
0
13
2/16
0
33
4/12
0
31
4/13
0
50.0
8/16
23
3/13
1
2
5
8
10
12
14
Time (days)
Bemnifosbuvir 550 mg
Placebo

After dosing with 550 mg BID for five days, bemnifosbuvir was generally well tolerated and there were no drug-related SAEs. AEs were equally distributed across treatment arms. Most were mild-to-moderate in severity and assessed as not related to bemnifosbuvir.

MOONSONG - Global Phase 2 clinical trial

This Phase 2 study was a randomized, double-blind, multi-center, placebo-controlled trial, that evaluated the antiviral activity, safety, efficacy and PK of bemnifosbuvir in adult outpatients with mild or moderate COVID-19. Patients were randomized 1:1 to bemnifosbuvir 550 mg or placebo (Cohort A) and 3:1 to bemnifosbuvir 1,100 mg or placebo (Cohort B); all doses were given BID for 5 days. The modified intent-to-treat infected population comprised 100 patients (bemnifosbuvir 550 mg, n = 30; bemnifosbuvir 1,100 mg, n = 30; cohort A placebo, n = 30; cohort B placebo, n = 10). Treatment with bemnifosbuvir in this study did not meet the primary endpoint of showing a reduction in SARS-CoV-2 viral load in the overall population of patients compared to placebo, of whom approximately two thirds were low-risk with mild symptoms.

However, in high-risk patients with underlying health conditions, a reduction of viral load of approximately 0.5 log10 at Day 7 was observed with administration of 550 mg BID as compared to placebo (prespecified subgroup analysis Cohort A n=7; placebo n=10) and with administration of 1,100 mg BID as compared to placebo (exploratory subgroup analysis Cohort B; n=14; placebo n=7).

Patients with underlying health conditions
Change from baseline in the amount of SARS-CoV-2 virus RNA (RT-PCR) (log_{10} copies/mL)
1.0
0.5
0.0
-0.5
-1.0
-1.5
-2.0
-2.5
-3.0
-3.5
-4.0
-4.5
-5.0
Placebo (n = 11)
Bemnifosbuvir 550 mg (n = 7)
Baseline
Day 3
Day 5
Day 7

Placebo, n	11	11	10	10
Mean (SE)	.00 (.00)	-1.52 (.36)	-2.62 (.29)	-3.33 (.33)
Bemnifosbuvir 550 mg, n	7	7	7	7
Mean (SE)	.00 (.00)	-1.49 (.45)	-3.41 (.26)	-3.82 (.45)

Bemnifosbuvir was generally well tolerated in this study. The proportion of patients experiencing any AE was 28% in the placebo group, 20% in the bemnifosbuvir 550 mg BID group and 33% in the bemnifosbuvir 1100 mg BID group. There were three non-drug related SAEs in each of the treatment groups and all other AEs were grade 1 or 2. Gastrointestinal ("GI")-related AEs were the most commonly reported AEs: 8% in the placebo group; 7% in the bemnifosbuvir 550 mg BID group; 20% in the bemnifosbuvir 1100 mg BID group, with mild to moderate nausea/vomiting resulting in premature study drug discontinuation of 3% in the placebo group, 0% in the bemnifosbuvir 550 mg BID group and 17% in the bemnifosbuvir 1100 mg BID group. No clinically significant differences in laboratory abnormalities were observed in the treatment arms as compared to placebo.

Other Studies

Supporting Phase 1 and clinical pharmacology studies, including a bronchoalveolar lavage ("BAL") study, multiple drug-drug interaction studies and a mass balance study, have been conducted and completed since we initiated our COVID-19 program. In these studies, the safety and PK of bemnifosbuvir has been evaluated at doses up to 1100 mg BID for five days in healthy subjects.

Results from the BAL study in healthy subjects demonstrated that bemnifosbuvir was efficiently delivered to the lungs (epithelial lining fluid), the primary site of SARS-CoV-2 infection. Five clinical drug-drug interaction studies were completed with results demonstrating an overall low drug-drug interaction potential associated with bemnifosbuvir.

Phase 1 – Drug-Drug Interaction Studies

A series of Phase 1 studies demonstrated an overall low drug-drug interaction potential associated with bemnifosbuvir, including no dosage adjustment needed for co-administration of bemnifosbuvir with drugs that are CYP3A substrates or for drugs that are sensitive substrates of efflux and hepatic uptake transporters. CYP3A is an enzyme that metabolizes many classes of medicines and supplements, and the sensitive substrates of efflux and hepatic uptake transporters regulate cellular trafficking of drugs that are commonly prescribed among high-risk COVID-19 patients.

In these studies, bemnifosbuvir was administered with index drugs for CYP3A4 (midazolam), P-glycoprotein (digoxin, cyclosporine, carbamazepine), breast cancer resistance protein and organic anion transporter polypeptide 1B1 (rosuvastatin). Based on low potential for drug interaction, we believe bemnifosbuvir has the potential to be co-administered with commonly prescribed therapeutics that are often taken for other conditions, especially in vulnerable patient populations who are at high-risk for disease progression to severe COVID-19.

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

In addition, other completed clinical pharmacology studies supporting a potentially favorable PK and safety profile for bemnifosbuvir include a study in healthy Japanese subjects as well as a study assessing the effects of bemnifosbuvir on cardiac repolarization in healthy adult subjects. Other supporting clinical pharmacology studies in special populations (e.g., subjects with hepatic and renal impairment) are ongoing.

Bemnifosbuvir and Ruzasvir for the Treatment of HCV

HCV – Disease Overview and Current Standard of Care

HCV is a blood-borne, positive sense, ssRNA virus, primarily infecting cells of the liver. HCV is a leading cause of chronic liver disease and liver transplants and spreads via blood transfusion, hemodialysis, and needle sticks. In the US, injection drug use accounts for approximately 60% of all new cases of HCV. Diagnosis of HCV is made through blood tests, including molecular tests that allow for the detection, quantification and analysis of viral genomes and the classification of an infection into specific viral GTs. Hepatitis C becomes chronic Hepatitis C in 55% to 85% of acute cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven GTs (GT-1 through GT-7) and 67 subtypes, with HCV GT-1 being responsible for more than 70% of HCV cases in the US. Patients with HCV are also classified by liver function status: compensated cirrhosis (liver scarring) denotes those patients that do not yet have impaired liver function, while decompensated cirrhosis describes patients with moderate to severe liver function impairment.

According to the WHO, an estimated 58 million people globally have chronic HCV infection, with about 1.5 million new infections occurring per year. The most recently published CDC HCV surveillance report showed a continuing increase in HCV infections in the US. The WHO estimated that approximately 290,000 people died in 2019 from HCV related liver diseases, with the majority of deaths related to cirrhosis and hepatocellular carcinoma.

The CDC HCV surveillance report also showed a continuing increase in HCV infections in the US and new and reinfection rates exceeding cures on a yearly basis with the number of reported cases of acute HCV in the US more than doubling between 2014 and 2021 (129% increase). However, there is a wide gap between the number of reported cases versus estimated cases. Most individuals who become infected with HCV remain unaware that they are infected because HCV can go undetected until the condition progresses to symptomatic disease or until specific clinical tests are performed to confirm diagnosis. Consequently, cases are unreported, skewing actual disease prevalence rates. The burden of underreporting is realized when high medical expenditures (comorbid treatment costs, liver transplants) and mortality rates from advanced chronic liver disease do not proportionally align with reported prevalence rates.

Increasing Incidence of HCV in the US

Source: CDC. 2021 Viral Hepatitis Published September 2022.

Despite significant advances in treatment beginning in 2013, there remains a large, underserved, HCV patient population in the US. The US HCV prevalence is expected to continue to remain steady over the coming years as rising HCV incidence offsets the number of new patients treated. It is estimated that a substantial global market for HCV therapeutics will exist for the foreseeable future. The HCV commercial market is expected to remain large. Reported global net sales exceeded $3.0 billion in 2023, with the US contributing about 50% of these sales.

The US HCV prevalence is expected to continue to remain steady over the coming years as rising HCV incidence offsets the number of new patients treated. It is estimated that a substantial global market for HCV therapeutics will exist to 2050 and beyond. The HCV commercial market is large and expected to remain large. Reported global net sales exceeded $3.0 billion in 2023, with about 50% attributable to the US.

Antivirals for the treatment of HCV

No vaccine exists for the prevention of HCV but beginning in 2013 several sequentially introduced and improved oral antiviral therapeutics have boosted SVR rates to over 95% in a majority of patients, with treatment durations of eight to 12 weeks depending upon the regimen and patient population. The leading HCV products are combination therapies comprised of agents with differing mechanisms of action and therapeutic targets: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B nucleos(t)ide polymerase inhibitors. A patient’s GT, cirrhotic status, and prior treatment failures determine the appropriate antiviral therapeutic used in treatment. In the US, currently the two leading therapeutics for treatment of chronic HCV are:

Epclusa® (sofosbuvir and velpatasvir): an orally administered, fixed dose combination regimen consisting of an HCV nucleotide analog NS5B polymerase inhibitor and an HCV NS5A inhibitor, was first approved by the FDA in 2016. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, either without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin. Patients on Epclusa require 12 weeks of treatment.

Mavyret® (glecaprevir and pibrentasvir): an orally administered, fixed dose combination regimen consisting of an HCV NS3/4A protease inhibitor and an HCV NS5A inhibitor was first approved by the FDA in 2017. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, without cirrhosis or with compensated cirrhosis. Mavyret is also approved for HCV patients with GT-1 infection who have been previously treated with a regimen either containing an HCV NS5A inhibitor or an NS3/4A protease inhibitor (but not both). Mavyret was the first eight-week treatment approved for HCV GT-1, -2, -3, -4, -5 or -6 in adult patients without cirrhosis and with compensated cirrhosis who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. Mavyret is not approved for use in patients with decompensated cirrhosis.

Even with the presence and availability of these currently approved direct acting antivirals, only 6% of the prescribers of HCV therapeutic products who participated in quantitative market research we recently conducted indicated that there are no unmet medical needs with current treatments. The key unmet medical needs identified in this market research included the need for treatments with fewer contradictions than exist with current options, including in particular fewer drug-drug interactions, and the need for treatments with shorter treatment durations given that respondents estimated approximately 17% of patients fail to complete current regimens. This research was conducted by an independent market research consulting firm who surveyed 157 US healthcare providers including hepatologists, infectious disease specialists, gastroenterologists and primary care physicians each of whom, within the 12 months prior to the participation in the project, had treated at least 25 HCV patients, initiated more than 15 patients on direct acting antivirals and prescribed Epclusa or Mavyret to at least 50% of their eligible patients.

Our Development of HCV Product Candidates

We are developing bemnifosbuvir in combination with ruzasvir for the treatment of HCV. Bemnifosbuvir is an investigational oral, potent inhibitor of HCV NS5B RdRp. Ruzasvir is an investigational oral, potent, pan‑genotypic NS5A inhibitor that we licensed from Merck in December 2021. Based on our preclinical and clinical data to date, we believe that this combination, if approved, could offer the following potential benefits:

•
convenient and short duration (eight weeks) protease inhibitor-free treatment in HCV‑infected patients with or without cirrhosis;
•
equivalent antiviral potency across all GTs, regardless of cirrhosis status, including the difficult to treat HCV GT-3 population;
•
obviate the need for extensive pretreatment assessments, including genotyping, procedures to assess cirrhosis, and liver function assessment; and
•
well tolerated regimen, with low potential for drug-drug interactions.

Rationale supporting the combination of bemnifosbuvir and ruzasvir for HCV

With the antiviral potency observed with bemnifosbuvir, especially in more difficult to treat GT-3 infected patients, we believe that the combination of bemnifosbuvir and ruzasvir has the potential to improve on the SVR12 rates observed in the prior studies conducted by Merck.

To further support our clinical development of the combination of bemnifosbuvir and ruzasvir, we have conducted in vitro synergy experiments in HCV GT-1b replicon assays. As shown in the figure below, these experiments demonstrated that the combination resulted in substantially greater inhibition of HCV replication than with either agent alone, suggesting a synergistic antiviral effect between the two inhibitors.

In vitro Synergy: Assay performed in HCV GT1b replicon

MacSynergy analysis of combination against HCV replicon (Huh-luc/neo-ET)
25-30
20-25
15-20
10-15
5-10
0-5
-5-0
-10--5
% Inhibition over additive effect
30
25
20
15
10
5
0
-5
-10
0
0.156
0.3125
0.625
1.25
2.5
5
10
20
40
Bemnifosbuvir (nM)
0
0.0005
0.001
0.002
0.004
0.008
Ruzasvir (nM)
Synergy
Additive
Antagonist

Viral resistance has emerged as an important consideration since it may impact the effectiveness of antiviral treatments for HCV infection. We profiled the antiviral activity of AT-511, the free base of bemnifosbuvir, and ruzasvir against major HCV NS5A and NS5B Resistance-Associated Variants ("RAVs") selected in vitro or identified in HCV patients with hard-to-treat sub-genotypes who have failed treatment with currently available direct acting antivirals.

In these in vitro studies, AT-511 was approximately 10-fold more active than sofosbuvir against a panel of laboratory strains and clinical isolates of HCV GTs tested (GT-1, -2, -3, -4, -5)) and bemnifosbuvir was not resistant to known sofosbuvir RAVs such as S282T and L159F/S282T. AT-511 also retained antiviral activity against all HCV GT-1a and HCV GT-3a NS5A RAVs tested. In GT-1a, ruzasvir was 10 times more active than velpatasvir, a direct acting antiviral, and retained single-digit picomolar potency against a panel of RAVs selected by previous NS5A inhibitors and was 10 times more potent than velpatasvir against selected double mutants. In HCV GT-3a, one of the most difficult to treat HCV GTs, ruzasvir was six times more active than velpatasvir and retained sub-nanomolar potency against select NS5A RAVs which were treatment-emergent in HCV GT-3 patients failing direct acting antivirals.

Ruzasvir and a panel of other NS5A inhibitors were profiled for antiviral activity against seven difficult-to-treat HCV sub-genotypes using the HCV GT-1b replicon backbone. Both ruzasvir and velpatasvir maintained picomolar potency over the majority of these difficult-to-treat sub-genotypes such as HCV GT-1l, -4r, and -6v. All tested NS5A inhibitors exhibited 100- to 1000-fold EC50 shifts for HCV GT-3b and GT-3g.

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

Clinical Development

Summary

To date, we have completed two clinical trials of bemnifosbuvir in HCV infected patients to support the treatment of chronic HCV infection and have one on-going, global Phase 2 clinical study.

Open Label Study – Ongoing Global Phase 2 clinical trial

In June 2023, we initiated enrollment of a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the pan-genotypic combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. Up to 280 HCV-infected, treatment-naive patients across all GTs, including a lead-in cohort of approximately 60 patients are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and SVR12. Other virologic endpoints include virologic failure, SVR24 and resistance.

Phase 2 Open Label Study of Bemnifosbuvir + Ruzasvir in HCV Patients

In February 2024, we announced final results from the full lead-in cohort in which a 98% SVR4 rate was observed [58 of 59 subjects achieved SVR4 with one patient who did not return for post-treatment follow-up]. The one patient who did not achieve SVR4 had poor adherence, and was infected with HCV GT-2. These results are consistent with the initial results announced in January 2024. The SVR4 rate exceeded the protocol-defined efficacy criterion of ≥90% SVR4 for continuing the study. As a result, in January 2024 we commenced enrolling up to an additional 220 patients in the study, including patients with cirrhosis.

.

Proportion of Patients with HCV RNA <LLOQ by Study Visit with Eight Weeks of Treatment with the Combination of Bemnifosbuvir and Ruzasvir

Patients <LLOQ (%)
100
90
80
70
60
50
40
30
20
10
0
90%
54/60
100%
60/60
98%
58/59*
Wk 4
Wk 8
SVR4
Study Visit

LLOQ=Lower limit of quantification *As available data does not include 1 subject who did not attend the SVR4 visit.

In the lead-in cohort, very rapid kinetics were observed with viral load for each patient near or below the LLOQ at four weeks of treatment, which we believe is supportive of an eight-week treatment regimen for the combination of bemnifosbuvir and ruzasvir. All 60 patients in the lead-in cohort achieved viral load below the LLOQ by the end of the eight-week treatment regimen.

On-Treatment Viral Kinetics – Individual HCV RNA Levels in Patients Receiving Combination of Bemnifosbuvir and Ruzasvir for Eight Weeks

HCV RNA (log10 IU/mL)
8
7
6
5
4
3
2
LLOQ
15 IU/mL
Genotype 1
Genotype 2
Genotype 3
Baseline
n= 60
Week 4
n= 60
Week 8
n=60
Study Visit

In the lead in cohort, the combination treatment was generally safe and well tolerated. There were no drug related SAEs, no treatment discontinuations and AEs were mostly mild.

If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in the second half of 2024. Currently, we expect these initial Phase 3 studies will target a population of HCV-infected patients either without cirrhosis or with compensated cirrhosis that is similar to the patients being enrolled in the Phase 2 clinical trial.

Bemnifosbuvir in combination with daclatasvir - Phase 2 clinical trial

We conducted a Phase 2, open-label clinical trial to evaluate bemnifosbuvir in combination with daclatasvir, an approved commercially available HCV NS5A inhibitor, in HCV-infected subjects. Ten treatment-naïve, non-cirrhotic HCV GT-1 infected subjects received 553 mg free base bemnifosbuvir and 60 mg daclatasvir once daily for a period of eight or 12 weeks. The primary efficacy endpoint of the study was SVR12 (a sustained viral response, defined as HCV RNA < LLOQ at 12 weeks after end of treatment (“EOT”)). Secondary efficacy endpoints included HCV RNA< LLOQ, and Target Not Detected (“TND”) (an assessment of virologic response that is more rigorous than LLOQ), by study visit, virologic failure, and appearance of RAVs to either of the study drugs.

Despite the use of a less potent first-generation HCV NS5A inhibitor, daclatasvir, all subjects achieved HCV RNA < LLOQ and TND at the EOT and nine of the ten subjects achieved SVR12. One subject who was TND by week two received eight weeks of treatment, achieved SVR4, and then experienced likely virologic relapse at post-treatment week 12. The single subject who relapsed with GT 1b virus had the following multiple RAVs/variants both at baseline and at the SVR12 timepoint: NS5A: R30Q; NS5B: L159F/A218S/C316N. Phenotypic analysis demonstrated that bemnifosbuvir retained the same potency against clinical isolates obtained from this relapsed subject at baseline and SVR12 (only a 1.1 and 0.8-fold shift, respectively, in EC50 compared to reference). Compared to sofosbuvir, the EC50 and EC90m values for bemnifosbuvir were ~10-fold lower. Thus, the significance of the RAVs in this case is unclear. No other subjects had pre-existing NS5A RAVs at baseline.

As shown in the graph below, viral load decreased rapidly after initiation of study drugs, with 70% of subjects achieving plasma HCV RNA < LLOQ by week two (and 50% achieving TND by week 2).

Proportion (%) of subjects achieving HCV RNA <LLOQ and TND by study visit with bemnifosbuvir in combination with daclatasvir

<LLOQ
TND
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
Subjects (%)
7/10
5/10
9/10
9/10
10/10
10/10
10/10
10/10
9/10
9/10
Wk 2
Wk 4
EOT*
SVR4
SVR12
Study visits

We believe that the rapid early clearance of HCV RNA observed in the Phase 2 clinical trial evaluating bemnifosbuvir in combination with daclatasvir supported continued evaluation of bemnifosbuvir in shortened treatment regimens, ideally with a more potent, next-generation HCV NS5A inhibitor. This has led us to conduct the currently ongoing Phase 2 clinical trial evaluating bemnifosbuvir in combination with ruzasvir.

Bemnifosbuvir in combination with ruzasvir – Phase 1 clinical trial

A Phase 1 clinical study in healthy subjects was conducted in first quarter of 2023 to evaluate the potential drug-drug interaction between bemnifosbuvir and ruzasvir and the effect of food on the PK of the agents. The study drugs were well-tolerated and plasma PK profiles were not substantially affected by food nor concomitant dosing, the latter indicating lack of drug-drug interaction between bemnifosbuvir and ruzasvir. These data supported the evaluation of the combination in HCV-infected patients.

Bemnifosbuvir as a single agent – Phase 1 clinical trial

We conducted a Phase 1 trial to evaluate single and multiple doses of bemnifosbuvir as a single agent in healthy and HCV-infected subjects for up to seven days. All HCV-infected subjects were treatment-naïve with HCV RNA ≥5 log10 IU/mL. The objectives of the trial were to assess safety, tolerability, PK and antiviral activity.

The trial evaluated single oral doses of bemnifosbuvir up to 400 mg salt form (369 mg free base) in healthy subjects (Part A), single doses up to 600 mg salt form (553 mg free base) in non-cirrhotic HCV-infected subjects (Part B), and multiple doses up to 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic HCV GT-1b infected subjects (Part C). Additional cohorts evaluated 600 mg salt form (553 mg free base) once daily for seven days in non-cirrhotic GT-3, (Part D) and Child-Pugh A cirrhotic GT -1, -2, -3, HCV-infected subjects (Part E). The tables below show the dosage and mean maximum HCV RNA reductions for each treatment cohort.

A total of 88 subjects were dosed across all parts of the trial, with 72 subjects who received active drug and 16 subjects who received placebo. In this trial, bemnifosbuvir showed equivalent pan-genotypic antiviral activity in both cirrhotic and non-cirrhotic HCV infected patients. The mean maximum HCV reduction after a single dose (Part B) was 2.3 log10IU/mL, and the mean maximum HCV RNA reduction after seven days of dosing with bemnifosbuvir at 553 mg free base was 4.6 log10IU/mL. Data also showed a mean maximum HCV RNA reduction of 4.4 log10IU/mL after seven days of dosing of bemnifosbuvir at 553 mg free base in non-cirrhotic GT-1b HCV-infected subjects, and a mean reduction of 4.5 log10IU/mL after seven days of dosing in non-cirrhotic GT-3 HCV-infected subjects. The PK data in cirrhotic subjects was similar to non-cirrhotic subjects. Emax modeling predicted that a dose of 553 mg free base of bemnifosbuvir once daily would result in maximum viral load reduction.

Maximum HCV RNA change in Part B (single dose in non-cirrhotic, HCV GT-1 infected subjects)

Maximum Reduction (log10 IU/mL) bemnifosbuvir dosage (free base equivalent)	100 mg (92 mg) N=3	300 mg (277 mg) N=3	400 mg (369 mg) N=3	600 mg (553 mg) N=3
Mean ±SD*	0.8 ±0.153	1.7 ±0.564	2.2 ±0.391	2.3 ±0.255
Individual	0.6, 0.8, 0.9	1.1, 1.8, 2.2	1.8, 2.2, 2.5	2.1, 2.3, 2.6

Maximum HCV RNA change in Part C (multiple dose in non-cirrhotic, HCV GT-1 infected subjects)

Maximum Reduction (log10 IU/mL)	Placebo QD** x 7 days (N=6)	150 mg (138 mg) QD x 7 days (N=6)	300 mg (277 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	0.4±0.109	2.6±1.073	4.0±0.415	4.4±0.712
Individual	0.3, 0.3, 0.4, 0.4, 0.5, 0.6	1.7, 1.8, 1.8, 2.7, 3.0, 4.5	3.4, 3.7, 3.9, 4.2, 4.2, 4.5	3.5, 4.0, 4.1, 4.3, 5.2, 5.3

Maximum HCV RNA change in Part D (multiple dose in non-cirrhotic, HCV GT-3 infected subjects) and Part E (multiple dose in cirrhotic HCV-infected subjects)

Maximum Reduction (log10 IU/mL)	Part D – GT-3	Part E – Cirrhotic
	600 mg (553 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	4.5±0.262	4.6±0.485
Individual	4.2, 4,4, 4.4, 4.5, 4.5, 5.0	GT1b: 4.0, 4.0, 4.5 GT2: 5.0 GT3: 4.8, 5.2

* SD = standard deviation

** QD = once daily

Bemnifosbuvir HCV safety

No SAEs, dose-limiting toxicities or AEs leading to trial discontinuation were observed in the HCV Phase 1 or Phase 2 clinical trials of bemnifosbuvir that we have completed to date. The most common side effects observed were headache and small increases in blood lipid levels, with no consistent patterns in other reported effects. Most side effects were not severe and were not thought to be related to bemnifosbuvir.

Ruzasvir

Ruzasvir is an investigational oral, pan-genotypic NS5A inhibitor that we licensed from Merck in December 2021. In studies conducted by Merck, ruzasvir demonstrated in vitro potent antiviral activity with an EC50 in the sub- to low picomolar range against all GTs (<10 pM against GTs 1-7). The antiviral activity of ruzasvir was evaluated in a proof-of-concept ("POC") study in HCV-infected patients, where viral load reductions >3 log10 were observed in HCV GT-1, GT-2 and GT-3 infected patients after treatment with monotherapy. This clinical antiviral activity is on par with what was achieved, as single agents, with pibrentasvir and velpatasvir, the NS5A inhibitor components of Mavyret and Epclusa, respectively. These POC data supported evaluation of ruzasvir in larger phase 2 multiple drug combination studies (including two and three drug regimens) previously conducted by Merck. These studies included treatment-naïve and interferon-experienced patients with or without compensated cirrhosis. In general, high SVR12 rates (>90%) were observed in two-drug combination studies (ruzasvir plus uprifosbuvir, a pyrimidine nucleotide prodrug, for 12 weeks) conducted by Merck in GT-1, -2, -4 and -6-infected patients (C-Breeze 1 and 2). A lower SVR12 rate was observed in GT-3 subjects with compensated cirrhosis (40% SVR12; C-Breeze 1). We believe this lower rate is attributed to the reduced antiviral activity associated with the nucleotide uprifosbuvir in GT-3 cirrhotic subjects as an increase in ruzasvir dose to 180 mg substantially increased the SVR12 rate in this population (68% SVR12; C-Breeze 2), highlighting the observed dose-related clinical antiviral activity of ruzasvir in GT-3 subjects with cirrhosis.

In studies conducted by Merck, over 1,200 HCV-infected participants received ruzasvir at daily doses up to 180 mg for durations up to 12 weeks as part of 2-drug and 3-drug regimens with or without ribavirin. The overall safety data indicates that ruzasvir was generally well-tolerated with no consistent treatment-related changes in laboratory, vital signs, or electrocardiogram parameter values. SAEs and discontinuations due to AEs were rare in all studies conducted by Merck.

Dengue

In February 2023, after advancing AT-752 into a Phase 2 clinical trial, we decided not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully administering an antiviral very shortly after infection which is not feasible with the current diagnostic tests, and the estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

Roche License Agreement

In October 2020, we entered into a license agreement (“Roche License Agreement”) with Roche in connection with the global development, manufacture and commercialization of bemnifosbuvir, products containing bemnifosbuvir or AT-511, the free base of bemnifosbuvir, and related companion diagnostics.

As partial consideration for the rights we granted to Roche under the Roche License Agreement, Roche paid us an upfront payment of $350 million in November 2020. Additionally, upon realization of a development milestone in June 2021, we received an additional $50 million from Roche.

During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities. On February 10, 2022, the Roche License Agreement terminated.

As a result of the Roche License Agreement termination, we regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize bemnifosbuvir, products containing bemnifosbuvir or AT-511, the free base of bemnifosbuvir and related companion diagnostics in all fields of use.

Merck License Agreement

In December 2021, we entered into a license agreement with Merck (“Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir (“Compound"), or products containing the Compound (each a “Product”) for all therapeutic or prophylactic uses in humans (“Field”).

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck an upfront payment in the amount of $25 million and we will be required to pay Merck milestone payments up to $135 million in the aggregate upon our achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon our achievement of certain sales-based milestones. The first potential milestone, in the amount of $5.0 million, would be payable upon the commencement of a Phase 3 clinical trial. Additionally, we have agreed to pay Merck tiered royalties based on annual net sales of Products ranging from high single digit to mid-teens percentages, subject to certain adjustments. Our royalty payment obligations will continue on a country-by-country and Product-by-Product basis until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country.

Under the terms of the Merck License Agreement, we are obligated to use commercially reasonable efforts to develop and commercialize at least one Product in the Field in certain countries.

The term of the Merck License Agreement will continue, on a Product-by-Product and country-by-country basis, until expiration of all royalty payment obligations arising under the Merck License Agreement. We may terminate the Merck License Agreement for convenience upon 90 days prior written notice. Each party has the right to terminate the Merck License Agreement in the event of the other party’s material breach of the terms of the Merck License Agreement subject to a 60-day cure period and in the event of the other party’s bankruptcy or insolvency. Merck has the right to terminate the Merck License Agreement immediately if we commence any interference or opposition proceeding or other challenge to the validity or enforceability of any Merck patent licensed to us under the Merck License Agreement or if we otherwise oppose any extension of, or the grant of any supplementary protection certificate with respect to, any such Merck patent.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical or clinical product candidates, nor do we have plans to develop or operate our own manufacturing operations in the future. We currently rely upon third-party contract manufacturing organizations (“CMOs”) to produce our product candidates for both preclinical and clinical use and anticipate to rely upon these or other CMOs or other third parties for commercial supply if any of our product candidates is successfully developed and approved for sale. While we expect that we will be able to enter into such arrangements, we do not currently have long term agreements in place for manufacture of product at commercial scale quantities. As a result, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable or that our CMOs or other third parties will be able to satisfy demand in a timely manner. While there are a limited number of companies that can produce raw materials and active pharmaceutical ingredients in the quantities and with the quality and purity that we require for our product candidates, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, and are capable of continuing to expand capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

Our employees who have extensive manufacturing and supply chain experience oversee the relationships with our CMOs.

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

The key competitive factors affecting the success of any product candidates that we develop, if approved, are likely to be their efficacy, safety, convenience, price, and the availability of reimbursement from government and other third-party payors. The commercial opportunity for any product candidate we develop, if any are approved, could be reduced or eliminated if such product fails to achieve market acceptance from patients, prescribers and payors, our competitors develop and commercialize products that are more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may commercialize products more quickly than we are able to.

SARS-CoV-2

Many therapies and vaccines are approved or authorized for emergency use for the treatment and prevention, respectively of COVID-19 in the US and multiple additional countries. In addition to approved or authorized products, there are other agents in development for the treatment of COVID-19 both within and outside the US.

Direct acting antiviral therapies for the treatment of COVID-19 that are currently approved or authorized by the FDA for use include:

•
Paxlovid™ (nirmatrelvir tablets; ritonavir tablets) (Pfizer Inc.), which includes nirmatrelvir, a SARS-CoV-2 main protease inhibitor, and ritonavir, an HIV-1 protease inhibitor and CYP3A inhibitor, approved for the treatment of mild-to-moderate COVID-19 in adults who are at high-risk for progression to severe COVID-19, including hospitalization or death; and authorized for emergency use in pediatric patients (12 years of age and older weighing at least 40 kg) at high-risk for progression to severe COVID-19, including hospitalization or death.
•
Lagevrio™ (molnupiravir) (Ridgeback Biotherapeutics LP/Merck & Co., Inc.), a ribonucleoside analog authorized for emergency use for the treatment of adults with mild-to-moderate COVID-19 who are at high-risk for progression to severe COVID, including hospitalization or death, and for whom alternative COVID-19 treatment options authorized by FDA are not accessible or clinically appropriate.
•
Veklury® (remdesivir) (Gilead Sciences, Inc.), a SARS-CoV-2 nucleotide analog RdRp inhibitor approved for the treatment of COVID-19 in adults and pediatric patients (28 days of age and older and weighing at least 3 kg) who are (i) hospitalized, or (ii) not hospitalized and have mild-to-moderate COVID-19, and are at high-risk for progression to severe COVID-19, including hospitalization and death.

These antiviral therapies are also approved or authorized for use in many countries outside the US.

In addition to bemnifosbuvir, other orally administered antiviral agents that are currently in later stage development in the US for the treatment of COVID-19 include:

Investigational Therapy	Company	Mechanism of Action	Phase of Development
Ensitrelvir (S-217622)	Shionogi	Protease inhibitor	Phase 3
Ibuzatrelvir (PF-07817883)	Pfizer	Protease Inhibitor	Phase 2

In addition to the antivirals listed above, both within and outside the US, several monoclonal antibodies were previously authorized for emergency use for the prophylaxis or treatment of COVID-19. While these authorizations were rescinded in the US, it is possible that monoclonal antibodies which have effectiveness against future SARS-CoV-2 variants may be developed and authorized or approved for the treatment of COVID-19.

Vaccines that are approved or authorized for emergency use for the prevention of COVID-19 in the US include:

•
Comirnaty® (COVID-19 Vaccine, mRNA) (Pfizer-BioNTech), 2023-2024 formula FDA-approved vaccine for active immunization to prevent COVID-19 caused by SARS-CoV-2 in individuals 12 years of age and older.
•
Pfizer-BioNTech (COVID-19 Vaccine, monovalent), 2023-2024 formula vaccine authorized for all doses administered to individuals 6 months through 11 years of age to prevent COVID-19.
•
Spikevax® (COVID-19 Vaccine, mRNA) (Moderna), 2023-2024 formula FDA-approved vaccine for active immunization to prevent COVID-19 in individuals 12 years of age and older.
•
Moderna (COVID-19 Vaccine, monovalent), 2023-2024 formula vaccine authorized for all doses administered to individuals 6 months through 11 years of age to prevent COVID-19.
•
Novavax COVID-19 Vaccine, Adjuvanted, 2023-2024 formula monovalent vaccine authorized to prevent COVID-19 for individuals 12 years of age and older.

The potential treatments and vaccines for COVID-19 continue to evolve and the lists above are not comprehensive lists of every or all treatments and vaccines that are in development for COVID-19. These lists include the products or product candidates approved or authorized for emergency use and the direct acting antivirals in late stage clinical development in the US as of the date of this Annual Report on Form 10-K that we believe would be the most competitive with bemnifosbuvir.

HCV

Since 2014, many direct-acting antiviral therapies have been approved for use for the treatment of HCV in the US and globally. Orally administered, FDA-approved treatments for patients with chronic HCV include:

•
Sovaldi® (sofosbuvir) (Gilead Sciences, Inc.), an HCV nucleotide analog NS5B polymerase inhibitor approved for the treatment of adult patients with GT-1, -2, -3, -4, -5, -6 chronic HCV infection without cirrhosis or with compensated cirrhosis as a component of a combination antiviral treatment regimen; pediatric patients ≥3 years old with HCV GT-2 or -3 infection without cirrhosis or with compensated cirrhosis in combination with ribavirin.
•
Epclusa® (sofosbuvir and velpatasvir) (Gilead Sciences, Inc.) fixed dose combination regimen of sofosbuvir and velpatasvir, an HCV NS5A inhibitor, approved for the treatment of adults and pediatric patients ≥3 years old with chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis, or for use in combination with ribavirin with decompensated cirrhosis.
•
Harvoni® (ledipasvir and sofosbuvir) (Gilead Sciences, Inc.) a fixed dose combination of ledipasvir, an HCV NS5A inhibitor, and sofosbuvir approved for the treatment of adult and pediatric patients ≥3 years old with HCV GT-1, -4, -5 or -6 infection without cirrhosis or with compensated cirrhosis.
•
Vosevi® (sofosbuvir, velpatasivir, and voxilaprevir) (Gilead Sciences, Inc.) a fixed dose triple combination of sofosbuvir, velpatasvir and voxilaprevir, an HCV NS3/4A protease inhibitor approved for the treatment of adult patients with chronic HCV infection without cirrhosis or with compensated cirrhosis who have HCV GT-1, -2, -3, -4, -5, or -6 infection and have previously been treated with an HCV regimen containing an HCV NS5A inhibitor; HCV GT-1a or -3 infection who have previously been treated with an HCV regimen containing sofosbuvir without an HCV NS5A inhibitor.
•
Mavyret® (glecaprevir and pibrentasvir) (AbbVie, Inc.) a fixed-dose combination of glecaprevir, an HCV NS3/4A protease inhibitor and pibrentasvir, an HCV NS5A inhibitor, approved for the treatment of adult and pediatric patients ≥3 years old with chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis. Mavyret as an eight-week treatment is approved for patients who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. Mavyret is not approved for use in patients with decompensated cirrhosis.
•
Zepatier® (elbasvir and grazoprevir) (Merck & Co., Inc.) a fixed-dose combination of elbasvir, an HCV NS5A inhibitor and grazoprevir, an HCV NS3/4A protease inhibitor approved for the treatment of chronic HCV GT-1 or -4 infection in adult and pediatric patients ≥12 years old or weighing at least 30 kg. Zepatier is indicated for use with ribavirin in certain patient populations.

In addition to the branded products, Gilead Sciences, Inc. markets authorized generic copies of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC. We are not aware of any investigational agents in late-stage development in the US although there may be other investigational agents for HCV in various stages of clinical development in other parts of the world.

Commercialization

We currently believe that we can maximize the value of our product portfolio by retaining global development rights to our product candidates. However, to further maximize the value of product candidates that are authorized or approved for sale, we may seek collaborations that allow us to access and leverage commercialization expertise and resources of collaborators in certain markets. To assist in the commercialization in the US of any product candidates we successfully develop, we may enter into arrangements with third parties that have existing commercial infrastructure including primary care sales force and expertise in managed care. Outside the US, we anticipate that commercialization of our products, if approved or authorized for use, would be undertaken by third party collaborators. Currently, we do not have any sales, marketing or commercial product distribution infrastructure and we do not have any existing arrangements with third parties to commercialize our product candidates in the US or elsewhere.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our nucleotide therapeutic products for viral diseases, including our purine nucleotide compounds for SARS-CoV-2 and HCV. We seek to protect our proprietary compounds and methods of treatment for viral diseases using our nucleotide compounds, alone and in combination with other therapeutic agents, in addition to dosage forms, dosing regimens and formulations for their administration. We also seek protection on the manufacturing process for the production of our nucleotide compounds. Our success also depends on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights.

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

As of February 1, 2024, we are the sole owner of fourteen patent families covering our product candidates and proprietary nucleotide compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of February 1, 2024, on a worldwide basis, includes more than 300 pending, granted, or allowed patent applications with eighteen issued US patents, nine pending US non-provisional applications, two pending international patent applications filed under the Patent Cooperation Treaty (“PCT”), and more than 250 pending or granted patent applications that have entered the national phase of prosecution in countries outside the US.

As of February 1, 2024, we are the exclusive licensee of three patent families from Merck covering composition of matter, process of preparation, and formulations of the NS5A inhibitor ruzasvir (MK-8408), which collectively include two issued US patents, granted patents in France, Great Britain, and Germany and one pending US patent application and one pending patent application in the European Patent Office ("EPO").

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a US patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the US Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the US cannot extend the term of a patent beyond a total of 14 years from the date of product approval, only one patent covering an approved drug, or its method of use may be extended, and only those claims covering the approved drug, or an approved method for using it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in the European Union ("EU"). Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the US, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the US or a foreign country.

Current issued patents and patent applications covering the composition of matter for our present clinical candidates AT-511 and bemnifosbuvir will expire on dates ranging from 2036 to 2038, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of SARS-CoV-2 will expire on dates ranging from 2040 to 2041, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current issued patents and patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of HCV will expire on dates ranging from 2036 to 2042, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions.

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

Our patent families, as of February 1, 2024, are further described below.

AT-511 and bemnifosbuvir

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, bemnifosbuvir), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of seven issued US patents (US Pat. Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673) covering AT-511 or a pharmaceutically acceptable salt thereof, related compounds and their pharmaceutical compositions. This patent family is now also in the national stage of prosecution or granted in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. We have more than 30 foreign patents granted or allowed, and more than 20 pending patent applications. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers bemnifosbuvir (the hemisulfate salt for AT-511), pharmaceutical compositions, process of preparation, and methods to treat HCV using bemnifosbuvir. This family includes two issued US patents (US Pat. No. 10,519,186, and US Patent No. 10,906,938,) and one allowed US application covering bemnifosbuvir. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. We have over 25 granted foreign patents and over 25 pending applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own two patent families that disclose methods for the treatment of SARS-CoV-2 using AT-511 or bemnifosbuvir. These families include four granted US patents (US Patent Nos. 10,874,687, 11,707,480, 11,783,038, and 11,813,278) and two pending US applications. A patent application in this family has been allowed in Japan and applications are pending in Argentina, ARIPO, Australia, Bahrain, Brazil, Canada, Chile, China, Columbia, Ecuador, Egypt, the EPO, the EAPO, Georgia, India, Israel, Japan, Jordan, Kuwait, Libya, Malaysia, Mexico, Morocco, New Zealand, Nicaragua, Nigeria, Oman, Philippines, Russia, Saudi Arabia, Singapore, South Africa, South Korea, Taiwan, Thailand, Tunisia, Uzbekistan, and Vietnam. The expected year of expiration for patents issued from these families, if valid and enforceable, is 2040 or 2041, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a fifth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Flaviviridae viral infection such as dengue, West Nile, or yellow fever. This family consists of one allowed application and one issued patent (US Patent No. 10,946,033) and is currently pending or granted in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia,

Singapore, Thailand, Vietnam, and South Africa. We have over 30 foreign patents granted and over 20 pending patent applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a sixth patent family that discloses the use of AT-511 and bemnifosbuvir for the treatment of HCV in patients with cirrhosis of the liver. This family includes one granted US application (US Patent No. 11,690,860). The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a seventh patent family that describes methods to treat mutant or resistant forms of the SARS-CoV-2 virus. This family consists of pending applications in the US, the EPO, Japan, Canada and Hong Kong, as well as one application in Argentina and one application in Taiwan. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under US or other national laws.

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

We also own a ninth patent family that discloses additional processes for the manufacture of AT-511 and bemnifosbuvir. This family consists of one pending patent application in the US in addition to pending applications in Argentina, Australia, Canada, China, the EPO Hong Kong, India, Japan, Korea, Mexico, New Zealand, and Taiwan. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2041, without regard to any adjustments of term that may be available under US or other national law.

We also own a tenth patent family that discloses new morphic forms of bemnifosbuvir. This family consists of one pending patent application in the US, as well as pending applications in Australia, Brazil, Canada, China, the EAPO, the EPO, Israel, India, Japan, Korea, Mexico, Russia, and Taiwan. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2042, without regard to adjustments of term that may be available under US or other national laws.

Ruzasvir

We have exclusively licensed three patent families from Merck covering composition of matter, process of preparation, and formulations of ruzasvir (MK-8408), a pan-genotype NS5A inhibitor to treat HCV. The family covering the composition of matter includes one granted US patent (US Patent No. 9,555,038), and granted patents in France, Great Britain, and Germany. The expected expiration date is in 2034. The family describing a process of preparation includes one granted US patent (US Patent No. 10,457,690), with an expected expiration date in 2036. The family describing formulations includes one pending US patent application and one pending patent application in the EPO, which if granted, is expected to expire in 2039.

We also solely own a patent family covering the combination of bemnifosbuvir and ruzasvir. This family consists of one patent application in the US, in addition to patent applications in the United Arab Emirates, Argentina, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, the Philippines, Qatar, Russia, Saudi Arabia, Singapore, Thailand, Taiwan, and South Africa. These patent applications, if granted, will have an expiration date in 2042.

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
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice (“cGMP”), requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and satisfactory completion of potential inspections of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the US.

Prior to beginning the first clinical trial with a product candidate in the US, a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the investigational product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30- day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which among other things include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development.

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

US Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, including results from preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. The submission of an NDA is subject to the payment of substantial user fees; a waiver of such fees may be obtained under certain limited circumstances. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter ("CRL"). An approval letter authorizes commercial marketing of the drug with prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL usually describes the specific deficiencies in the NDA identified by the FDA and may require additional clinical data, such as an additional clinical trials or other significant and time-consuming requirements related to clinical trials, nonclinical studies or manufacturing. If a CRL is issued, the sponsor must resubmit the NDA addressing all of the deficiencies identified in the letter or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations or restrictions on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more post-approval studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-approval studies.

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of HHS may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an EUA for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based a determination that public health emergency exists that effects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (“CBRN”), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of US citizens living abroad that involves SARS-CoV-2 that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

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

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that meet certain criteria. Specifically, investigational drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the application may be eligible for priority review. With regard to a Fast Track product candidate, the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

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

Any marketing application for a drug submitted to the FDA for approval, including a product with a Fast Track designation or Breakthrough Therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review. An NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

In addition, depending on the design of the applicable clinical trials, a product candidate may be eligible for accelerated approval. Product candidates intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA generally requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled confirmatory clinical trials to verify and describe the predicted clinical benefit and may require that such confirmatory trials be underway prior to granting any accelerated approval. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required clinical trials in a timely manner, or if such trials fail to verify the predicted clinical benefit. In addition, the FDA currently requires pre-approval of promotional materials as a condition for accelerated approval, which could adversely impact the timing of the commercial launch of the product.

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

The FDCA alternatively provides three years of non-patent exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the US. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to any existing periods of regulatory exclusivity or patent terms if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and a grant of pediatric exclusivity does not require the sponsor to obtain approval for the product candidate for pediatric use.

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

Since its enactment, there have been judicial and political challenges to certain aspects of the ACA. On June 17, 2021, the US Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or ("IRA"), was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations. HHS has issued and will continue to issue guidance implementing the IRA, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

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

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) was adopted. While the Regulation entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

We expect that additional state, federal and foreign healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for drug products and healthcare services, which could result in reduced demand for our product candidates once approved or additional pricing pressures.

Data Privacy and Security

Numerous state and federal laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the US, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. Further, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing. For additional information, see Part I, Item 1A, “Risk Factors”.

Government Regulation Outside of the US

In addition to regulations in the US, we are subject to a variety of regulations in other jurisdictions, such as the EU, governing, among other things, clinical trials, marketing authorization and any commercial sales and distribution of our products once approved. Whether or not we obtain FDA approval for a product candidate, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and processes governing the conduct of clinical trials, approval process, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similar to the US, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labelling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on Good Clinical Practices (“GCP”) as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR.

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

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application (“MAA”). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the

PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the breakthrough therapy designation in the US. In March 2016, the EMA launched an initiative, the PRIME scheme, a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

Under the above-described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigational plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1,2021, Great Britain (England, Scotland and Wales) has not been directly subject to EU laws, however under the terms of the Ireland/Northern Ireland Protocol, EU laws generally apply to Northern Ireland. The EU laws that have been transposed into United Kingdom (“UK”) law through secondary legislation remain applicable in Great Britain, however, new legislation such as the EU CTR is not applicable in Great Britain (“GB”). Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in GB; broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA.

The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The MHRA responded to the consultation on March 21, 2023 and confirmed that it would bring forward changes to the legislation. The final legal texts introduced by the UK Government will ultimately determine the extent to which the UK clinical trials framework aligns with or diverges from the EU CTR.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. A new international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new GB MA.

There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in GB, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in GB.

Human Capital Resources

As of February 28, 2024, we had 75 full-time employees, including 22 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 53 employees are engaged in research and development activities. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Organization

Atea Pharmaceuticals, Inc. was incorporated in July 2012 and began principal operations in March 2014. Our principal office facilities are in Boston, Massachusetts. Atea Pharmaceuticals Securities Corporation, a Massachusetts corporation incorporated in 2016, is a wholly owned subsidiary of Atea Pharmaceuticals, Inc. Our website is www.ateapharma.com. Information that is contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Available Information

We make available free of charge on the investor relations portion of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for our annual meetings of stockholders, and amendments to those reports, as soon as reasonably practicable after we file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). These filings are available for download free of charge on the investor relations portion of our website located at https://ir.ateapharma.com. The SEC also maintains a website that contains reports, proxy statements and other information that we and other issuers file electronically with the SEC. The address of that website is https://www.sec.gov.

Information about our Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position
Executive Officers
Jean-Pierre Sommadossi, Ph.D.	67	President and Chief Executive Officer and Chairman of the Board of Directors
Andrea Corcoran	61	Chief Financial Officer, Executive Vice President, Legal and Secretary
Janet Hammond, M.D., Ph.D.	63	Chief Development Officer
Maria Arantxa Horga, M.D.	55	Chief Medical Officer
John Vavricka	60	Chief Commercial Officer
Wayne Foster	55	Executive Vice President and Chief Accounting Officer
Directors
Franklin Berger (1)(2)	74	Director (Lead Director)
Jerome Adams, M.D. (3)(4)	49	Director
Barbara Duncan (1)(3)	59	Director
Bruno Lucidi (1)(2)	64	Director
Polly A. Murphy, D.V.M., Ph.D. (3)(4)	59	Director
Bruce Polsky, M.D. (2)(4)	69	Director

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

John Vavricka has served as our Chief Commercial Officer since October 2018. Prior to joining us, Mr. Vavricka co-founded and served as the Chief Executive Officer of Biothea Pharma, Inc., a biotechnology company, from March 2018 to June 2021. Prior to that Mr. Vavricka founded and served as the Chief Executive Officer and President of Iroko Pharmaceuticals, Inc., a global pharmaceuticals company, from 2007 to 2015. Mr. Vavricka received his B.S. from Northwestern University.

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

Directors

Franklin Berger has served as a member and the Lead Director of our Board since September 2019. Mr. Berger has served as Founder and Managing Director at FMB Research LLC, a consulting firm, since June 2005. Mr. Berger also has served on the boards of directors of ESSA Pharma Inc. since March 2015, Kezar Life Sciences, Inc. since January 2016, Atreca Inc. since October 2014, Rain Therapeutics Inc. since May 2020 and as lead director of Rain Therapeutics Inc. since April 2021. Mr. Berger previously served on the boards of directors of BELLUS Health, Inc. from May 2010 to June 2023, Tocagen, Inc. from October 2014 to December 2020, of Proteostasis Therapeutics, Inc. from February 2016 to December 2020, and of Five Prime Therapeutics, Inc. from October 2014 to April 2021. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Jerome Adams, M.D., has served as a member of our Board since May 2021. Dr. Adams also has served as Director of Health Equity Initiatives at Purdue University since October 2021. Dr. Adams served as the 20th Surgeon General of the US from September 2017 to January 2021, where he focused on the opioid epidemic and was a member of the COVID-19 Task Force. Prior to that, Dr. Adams served as the State Health Commissioner for the State of Indiana from November 2014 to September 2017, where he presided over Indiana’s efforts to deal with state-wide, unprecedented HIV outbreak. Before beginning his public service in 2014, Dr. Adams was a practicing anesthesiologist and Associate Professor in the Department of Anesthesiology at Indiana University from January 2008 to September 2017. Earlier in his career, Dr. Adams was a Clinical Research Assistant at Eli Lilly and Company. He has served in leadership positions at a number of professional organizations, including the American Medical Association, the Indiana State Medical Association, and the Indiana Society of Anesthesiologists. Dr. Adams received his B.S. in Biochemistry and B.A. in Psychology from the University of Maryland, Baltimore County, his M.D. from the Indiana University School of Medicine and his M.P.H. from the

University of California, Berkeley. We believe that Dr. Adams’ extensive public sector experience, including his work on the COVID-19 Task Force, qualifies him to serve on our board.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served at Intercept Pharmaceuticals, Inc. as Chief Financial Officer and Treasurer from May 2009 to June 2016. Ms. Duncan also has served as Chair of the board of directors of Fusion Pharmaceuticals Inc. since November 2020, and on the boards of directors of Ovid Therapeutics, Inc. since June 2017, and Halozyme, Inc. since February 2023. Previously, Ms. Duncan served on the boards of directors of Jounce Therapeutics, Inc. from June 2016 to May 2023, Adaptimmune Therapeutics plc from June 2016 to June 2023, Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, Aevi Genomic Medicine, Inc., from June 2015 through January 2020, and ObsEva S.A. from November 2016 to May 2021. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her experience in the biotechnology industry and with public companies.

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

Polly A. Murphy, D.V.M., Ph.D.has served as a member of our Board since August 2020. Dr. Murphy has served as Chief Business Officer at UroGen Pharma, Inc. since August 2020. Prior to that, Dr. Murphy served in various leadership roles at Pfizer, Inc. from September 2008 to August 2020, including as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Dr. Murphy has served on the board of directors of Celcuity Inc. since September 2022. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below as well as other events that we do not currently anticipate or other events that we currently deem immaterial.

Risks Related to the Development of Product Candidates for the Treatment of COVID-19

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

In October 2020, we entered into the Roche License Agreement with Roche under which we granted to Roche an exclusive license to development and commercialization rights related to certain of our compounds, including bemnifosbuvir, outside of the US (other than for certain HCV uses). In November 2021, Roche notified us that it was terminating the Roche License Agreement effective February 10, 2022. In December 2021, due to the changing COVID-19 treatment landscape, including the availability of new oral antiviral treatment regimens, and the termination of the collaboration with Roche, we determined to discontinue each of the Phase 3 MORNINGSKY and MEADOWSPRING clinical trials. We did not enroll a sufficient number of patients in either Phase 3 study to conduct prespecified statistical analyses. In January 2022 we determined to close out the Phase 2 clinical trial in hospitalized patients.

Nonetheless, we are advancing the development of bemnifosbuvir for the treatment of COVID-19 in high-risk non-hospitalized patients pursuing both a mono- and combination therapy strategy. We do not know if either monotherapy or combination therapy approach will be successful.

Currently, we are conducting SUNRISE-3, a global, multicenter, randomized, double blind, placebo-controlled Phase 3 clinical trial evaluating bemnifosbuvir (550 mg BID for 5 days) in high-risk non-hospitalized patients with mild or moderate COVID-19. For the description of this trial, please see Part 1, Item 1, "Business". There are two interim analyses for review by the DSMB principally for safety and futility after approximately 650 and 1,350 patients in the supportive care monotherapy cohort have completed Day 29. We currently anticipate that the first interim analysis by the DSMB will occur in March of 2024 and that the second interim analysis by the DSMB will occur in the second quarter of 2024. At either interim analysis, the DSMB may determine that there are safety concerns or that the study as currently designed is futile. In this instance, we would be required to either discontinue the study or if recommended by the DSMB make amendments to the study. If feasible to implement, it is possible that such amendments, would make the trial more difficult to complete, if possible at all, and the time and cost for completion of the trial would be expected to increase.

In parallel with the conduct of SUNRISE-3, we are also engaging in efforts to identify a proprietary protease inhibitor product candidate that could potentially be combined with bemnifosbuvir for the treatment of COVID-19. Our efforts to develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir are at a very early stage and we do not know if such efforts will be successful, or if successful, when such a protease inhibitor product candidate we identify may be permitted to enter clinical development. Before we can begin clinical development of a newly identified protease inhibitor product candidate, or any other product candidate, we will need to complete extensive preclinical studies to support the submission of an IND to the FDA or CTA to a comparable regulatory authority outside the US.

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

In addition, clinical trials evaluating combination regimens are subject to additional costs, time and risks, including the requirement to sufficiently demonstrate the effect, if any, of each constituent component of the combination regimen to the satisfaction of the FDA or other regulatory authorities. For example, we expect that we will be required to conduct early-stage clinical trials evaluating the safety of any newly discovered protease inhibitor candidate before we can conduct later stage clinical trials evaluating the combination of bemnifosbuvir with such protease inhibitor.

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

Further, while we believe there is currently an urgent need for additional oral antiviral treatments for COVID-19, the longevity and extent of future market demand for new oral antiviral treatments is uncertain. If the serious health consequences associated with COVID-19 and infection with SARS-CoV-2 variants or subvariants were to dissipate for all persons, including those currently at high-risk for severe disease, the need for new treatments could decrease significantly. This reduction in incidence of serious health consequences could occur as a result of multiple factors including a significant and sustained decrease in the number or severity of new infections, an increase in the uptake and effectiveness of current and future vaccines and the introduction of other treatment options. If the need for a new treatment decreases before or soon after commercialization of a bemnifosbuvir COV19 product candidate, if successfully developed and approved, our business would be adversely impacted.

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

Currently in the US and elsewhere, there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer which has been approved by the FDA, and Lagevrio™ developed by Merck and Ridgeback Therapeutics, which is authorized by FDA for emergency use for the treatment of high-risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug developed by Gilead Sciences, is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high-risk for progression to severe COVID-19, including hospitalization and death. In Japan, the oral protease inhibitor, ensitrelvir, branded Xocova® developed and marketed by Shionogi, has been granted special approval for emergency use in patients with mild to moderate SARS-CoV-2 infection.

In the US and other territories outside Japan, Shionogi continues to develop ensitrelvir and is currently conducting a global development program including four Phase 3 trials evaluating ensitrelvir for the treatment of COVID-19. Additionally, Pfizer is conducting development of a second generation oral protease inhibitor. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Junshi Biosciences, Jiangsu Simcere Pharmaceuticals, and SyneuRx. Efforts to develop new mAbs for the treatment of COVID-19 are also ongoing and being conducted by Regeneron Pharmaceuticals Inc. and Invivyd, Inc. among others.

In addition to therapeutics, in the US and elsewhere, vaccines indicated for active immunization to prevent COVID-19 and associated vaccine updates which are intended to extend the immunizing effect initiated with the administration of the initial vaccine have been approved or authorized for emergency use. Vaccine manufacturers, including Pfizer and BioNTech SE and Moderna, Inc., are continuing to develop new vaccines and vaccine updates that may have greater and longer immunizing effects against current and future variants of SARS-CoV-2.

In 2023, the US federal government announced the Project NextGen initiative with the purpose to accelerate and streamline the rapid development of the next generation of vaccines and treatments through public-private collaborations. Based at HHS and seeded with an initial investment of $5 billion, Project NextGen is coordinating across the US federal government and the private sector to fund and advance a pipeline of new, innovative vaccines and mAbs into clinical trials and potential review by the FDA. Project NextGen is focusing on mucosal vaccines, vaccines that provide broader protection against variants of concern and a longer duration of protection, pan-coronavirus vaccines, new mAbs that are more durable and resilient against new variants, and advancing new technologies that will improve access and enable faster, cheaper, rapid and more flexible production of vaccines and therapeutics.

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

Our business, operations and financial results may be adversely affected by the continuing evolution of COVID-19.

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

Pandemics, epidemics or outbreaks of an infectious disease may materially and adversely impact our business, including our preclinical studies and clinical trials.

If other pandemics, epidemics or outbreaks of infectious disease occur in the future, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•
delays or difficulties in enrolling patients in our clinical trials;
•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
diversion of health care resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•
interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;
•
interruptions in preclinical studies due to restricted or limited operations resulting from restrictions on our on-site activities;
•
limitations on employee resources that would otherwise be focused on the conduct of our preclinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people; and
•
interruption or delays to activities we outsource to third parties.

If we or any of the third parties with whom we engage were to experience shutdowns or other business disruptions due to pandemics, epidemics or outbreaks of infectious disease, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles in developing or commercializing our products. For example, in November 2022, we initiated SUNRISE-3, the Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of high risk outpatients with mild or moderate COVID-19. Our initial SUNRISE-3 study design and sample size contemplated that the rate of hospitalization in the placebo cohort would be at least 4%. Since the initiation of the study, there has been a decline in the observed rate of hospitalization in the general population to below 4%. To address this, in August 2023, we amended the SUNRISE-3 clinical trial protocol to, among other things, take into account this lower rate of hospitalization with the effect that the study sample size was increased to approximately 2,200 patients in the supportive care monotherapy population in comparison to our initial target sample size of 1,300 patients in the supportive care monotherapy population. With the current sample size of 2,200 patients in the supportive care monotherapy population, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high-risk for disease progression. If the actual rate of hospitalization in the placebo cohort of patients is less, the DSMB evaluating the data at either of two interim analyses may determine that the study as currently designed is futile. In this instance, we would be required to either discontinue the study or if recommended by the DSMB make amendments to the study. If feasible to implement, it is possible that such amendments, would make the trial more difficult to complete, if possible at all, and the time and cost for completion of the trial would be expected to increase.

As the COVID-19 landscape has evolved, rates of testing, diagnosis and hospitalization for COVID-19 have varied and continue to vary substantially. Reported rates of hospitalization in many geographic regions have and may continue to fluctuate significantly. Additionally, we believe that the current rate of testing is substantially lower than the rate of testing occurring throughout earlier phases of the COVID-19 pandemic. Further, it is uncertain what effect the migration of government provided therapeutics, testing kits and other related items to more traditional health channels will have on rates of testing and diagnoses among other things. Even the perception that patients will now incur costs associated with the testing for and treatment of COVID-19 may result in rates of testing and treatment to further decline.

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

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2024 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the years ended December 31, 2023 and 2022, our operating expenses were $164.2 million and $130.7 million, respectively. As of December 31, 2023, we had an accumulated deficit of $195.8 million.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. As we advance clinical development activities, particularly our Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild or moderate COVID-19 and our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, our expenses have increased and we expect will continue to increase substantially. Additionally, our expenses will also increase substantially if or as we:

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
•
make milestone, royalty or other payments under the Merck License Agreement with respect to the development and commercialization of ruzasvir in combination with bemnifosbuvir for the treatment of HCV;
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

The majority of our cash is held in accounts at US banking institutions. Cash held in depository accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) standard deposit insurance limit of $250,000. If such banking institutions were to fail, such as Silicon Valley Bank when the FDIC took control in March 2023, we could lose all or a portion of those amounts held in excess of such insured amounts. In the future, our access to our cash in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements encounter liquidity constraints or failures. Any future limitation on timely access to our funds or any material loss that we may experience in the future could have a material adverse effect on our financial condition and could materially impact our ability to pay our operating expenses or make other payments.

We will require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the conduct of the Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild or moderate COVID-19, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and if the Phase 2 clinical trial is successful, Phase 3 clinical development of this HCV combination product candidate. Additionally, we anticipate that we will incur substantial expenses in connection with the discovery, license or other acquisition and potential development of a combination bemnifosbuvir COV19 product candidate and in connection with the discovery, acquisition and development of other product candidates.

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

Based on our current operating plan, we believe that our cash and cash equivalents as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through 2026. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. We will require significant additional funds in order to launch and commercialize our current and any future product candidates to the extent that such launch and commercialization are not the responsibility of a collaborator. In addition, other unanticipated costs may arise in the course of our development efforts. Because the design and outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and, if approved, commercialization of any product candidate we develop.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular our Phase 3 SUNRISE-3 clinical trial for the treatment of COVID-19 and our current Phase 2 and any potential Phase 3 clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV;
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
•
the costs of manufacturing and commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of manufacturing commercial supply at a scale to meet demand and the costs and timing of establishing capabilities for and conducting product sales, marketing, distribution activities;
•
revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure resulting from, among other things, the enactment of the IRA and other legislation and regulations that may be subsequently enacted;
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

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to access potential sources of future liquidity and raise funds will depend upon financial, economic and geopolitical conditions and other factors, many of which are beyond our control. These external factors, including high rates of interest and inflation, will also impact and may increase substantially costs we incur in connection with any potential fundraising. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $136.0 million and $115.9 million for the years ended December 31, 2023 and 2022, respectively. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including our Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild to moderate COVID-19 on the timeline we anticipate, the ongoing Phase 2 trial and any subsequent Phase 3 trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, potential clinical trials evaluating a bemnifosbuvir combination regimen for the treatment of COVID-19, preclinical studies and other future clinical trials of other product candidates, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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
•
the availability, actual and perceived advantages and relative cost, convenience, safety and efficacy of any bemnifosbuvir COV19 product candidate or HCV product candidate we may be able to commercialize, compared to other COVID-19 and HCV therapies, as well as the accuracy and sufficiency of clinical evidence supporting any such advantages of our product candidates;
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

Many of the factors listed above are beyond our control, and could cause us to experience significant delays, incur substantially greater expenses than anticipated or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not be able to achieve and maintain profitability after generating product sales or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected. In addition, if we are unable to generate sufficient revenue through the sale of any products, we may be unable to continue operations.

Our ability to use our net operating loss carryforwards and other tax attributes to offset taxable income may be subject to certain limitations.

As of December 31, 2023, we had US federal net operating loss carryforwards (“NOLs”), of $31.4 million, which may be available to offset future taxable income, if any, of which $0.4 million begin to expire in 2034 and of which $31.0 million do not expire but are limited in their usage in future tax years to an annual deduction equal to 80% of annual taxable income. In addition, as of December 31, 2023, we had state NOLs of $55.3 million, which may be available to offset future taxable income, if any, and begin to expire in 2042.

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

For each of the years ended December 31, 2023 and 2022, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such respective period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

We may delay, suspend or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment or for other strategic business, financial or other reasons, which could materially harm our business and adversely affect our stock price.

Even if the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. For example, in February 2023, after advancing AT-752 into a Phase 2 clinical trial, we decided not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the anticipated long timelines and other challenges associated with the clinical development of an antiviral for the treatment of dengue. This action and any other similar delays, suspensions or terminations of other clinical programs or product candidates could materially harm our business, results of operations or financial condition.

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

During the near term we expect that a substantial portion of our efforts and expenditures will continue to be devoted to developing a potential bemnifosbuvir COV19 product candidate. Among other things, this effort will require the successful completion of our Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild to moderate COVID-19 and additional nonclinical and clinical development and the incurrence of expenses related to discovering, acquiring or in-licensing and then developing a drug or drug candidate to combine with bemnifosbuvir for the treatment of COVID-19.

There have been a large number of programs developing therapeutics for COVID-19 that have not succeeded. This includes the development of obeldesivir (GS-5245), an oral nucleoside prodrug, that was being developed by Gilead Sciences in two Phase 3 clinical trials. In February 2024, Gilead Sciences announced that its Phase 3 clinical trial of obeldesivir which had enrolled standard risk patients failed to meet its primary endpoint of alleviation of symptoms. Previously, in September 2023, Gilead Sciences announced that, based upon lower-than-expected COVID-19 incidence rates and related hospitalizations or all cause deaths, it was discontinuing enrollment in its Phase 3 clinical trial in non-hospitalized patients at high-risk of progression. These or similar factors may also adversely impact our SUNRISE-3 Phase 3 clinical trial, our ability to submit an NDA or other marketing authorization for or obtain marketing approval of bemnifosbuvir for the treatment of high-risk patients with COVID-19 or any other bemnifosbuvir COV19 product candidate.

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

We can not be certain that any of our current or future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate. Additionally, our ability to successfully commercialize a product will also be dependent upon our ability to timely manufacture at commercial scale the quantities of product that will satisfy market demand.

If our competitors develop products to treat diseases and, if applicable, specified patient populations which our current or future product candidates are being developed to treat, before we are able to successfully develop a product candidate, or if our competitors develop any products that are superior to our product candidates, our potential market share could become smaller or non-existent. Even if we receive approval to market any product candidate, we cannot be certain that our product candidates will be as or more effective than other commercially available alternatives, successfully commercialized or widely accepted in the marketplace. For each of COVID-19 and HCV, there are currently approved and marketed oral antiviral products against which we would be required to compete.

We can not be certain that, if approved, the safety and efficacy profile of any product will be consistent with the results observed in clinical trials, or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of a bemnifosbuvir COV19 product candidate or our other most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates, supplying on an uninterrupted basis commercial quantities of approved products or any approved products are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

In the early stages of the COVID-19 pandemic when there were no available countermeasures, initial COVID-19 vaccines, therapeutic antibodies and other therapeutics that demonstrated positive clinical trial results moved rapidly through the regulatory review and EUA process of the FDA and regulatory authorities in other jurisdictions, including the EU. The speed at which all parties acted to create, develop and review these countermeasures, including therapeutics for COVID-19, was exceptional. With COVID-19 countermeasures, including oral antivirals, now available and COVID-19 moving from pandemic to endemic status, these exceptional and extraordinary dynamics have lessened and evolving priorities within the FDA and the regulatory authorities in other jurisdictions, including changes based on new data regarding potential therapeutics of others, new variants of the virus, preferred clinical development pathways and clinical trial endpoints may significantly affect the regulatory timeline for further authorizations or approvals for additional COVID-19 therapeutics including bemnifosbuvir. Even with Fast Track designation, and the conduct of SUNRISE-3 under a US IND, uncertainty remains regarding the timelines and regulatory processes required for the authorization or approval of new treatments for COVID-19, including bemnifosbuvir.

Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Approval by any one regulatory authority does not ensure approval by any other regulatory authority.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a REMS or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. This may be particularly true in the development of therapeutics for the treatment of COVID-19, including our development of bemnifosbuvir COV19 product candidates, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the MORNINGSKY study upon which we have relied to initiate the Phase 3 SUNRISE-3 clinical trial and continue clinical development of bemnifosbuvir for the treatment of COVID-19, as well as the data from the lead-in cohort in our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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
•
delays or failure in obtaining regulatory allowance to commence or amend a clinical trial;
•
delays in reaching agreement on acceptable terms with prospective clinical research organizations ("CROs") and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites;
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
•
developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly,
•
developments during the course of a clinical trial that cause the FDA, a foreign regulatory authority or the clinical trial DSMB to find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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
•
delays caused by patients withdrawing from clinical trials or failing to return for post-treatment follow-up;

•
changes in regulatory requirements and guidance that require amending or submitting new clinical protocols or otherwise impact the conduct of the clinical trial;
•
changes in the standard of care or rate of event occurrence upon which a clinical development plan was based, which may require discontinuation of current trials or new or additional trials;
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

In addition, events, occurrences and disruptions caused by the continuing evolution of COVID-19 may increase the likelihood that we encounter difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. In particular, the rate of incidence, testing and diagnosis of COVID-19, rates of hospitalization and death, changes in the SOC for the treatment of COVID-19, which continues to evolve due to the mutation of the virus and increasing knowledge being obtained by healthcare providers, rates and durability of vaccines and population immunity, and availability of therapeutic options, may impact the successful completion of our Phase 3 SUNRISE-3 clinical trial and other COVID-19-related clinical trials we may initiate.

Any inability to successfully complete our Phase 3 SUNRISE-3 clinical trial, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of any other planned clinical trials we may initiate could result in additional costs to us or impair our ability to generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any approved products have patent protection and may allow our competitors to further strengthen the market position of their current products or bring new products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

Delays in the completion of any clinical trial of our product candidates will increase our costs, slow down our product candidate development and approval process and delay or potentially jeopardize our ability to commence product sales and generate product revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to further strengthen the market position of their current products or bring new or additional products to market before we do, which could significantly reduce the commercial viability of our product candidates. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“Clinical Trial Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. Clinical trials for which an application was submitted (i) prior to January 31, 2022 under the EU Clinical Trials Directive, or (ii) between January 31, 2022 and January 31, 2023 and for which the sponsor has opted for the application of the EU Clinical Trials Directive remain governed by said Directive until January 31, 2025. After this date, all clinical trials (including those which are ongoing) will become subject to the provisions of the CTR. Through January 31, 2023, submissions of CTAs that we made in connection with each of our SUNRISE-3 Phase 3 clinical trial and our Phase 2 HCV clinical trial were made using the EU Clinical Trial Directive. We have submitted CTAs under the CTR since February 1, 2023. Our experience with submissions under the CTR is limited. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. While the MHRA has confirmed that it will bring forward changes to the legislation post-Brexit, the final legislation has not yet been introduced by the UK Government and it therefore remains uncertain as to the extent to which the UK clinical trials framework will align with or diverge from the EU CTR. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

We are developing certain of our product candidates in combination with other therapies, which exposes us to additional risks.

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

If the FDA or similar foreign regulatory authorities do not approve the combination agents or revoke their approval thereof, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates for combination therapy regimens.

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
•
the risk that patients enrolled in clinical trials will drop out of the trials before trial completion; and
•
other factors outside of our control, such as the occurrence of a global health crisis similar to COVID-19 which, among other things, created substantial burdens on healthcare providers who were required to prioritize immediate critical patient care over clinical research, political unrest, war and terrorism.

Particularly with respect to our COVID-19 clinical trials and most notably with respect to SUNRISE-3, we have observed that the rate of enrollment varies significantly based upon the rate of transmissibility and severity of disease associated with newly emerged SARS-CoV-2 variants. To the extent waves of infection with variants causing severe disease decline prior to the time we complete enrollment of the study we anticipate that the rate of enrollment in the SUNRISE-3 clinical trial is also likely to lessen. This occurrence could have the effect of delaying the completion of the trial which currently requires the enrollment of approximately 2,200 patients in the supportive care monotherapy cohort. A delay in the completion of the study would also delay our ability to seek regulatory approval to commercialize bemnifosbuvir.

In addition, our clinical trials will compete with other clinical trials sponsored by third parties, including potential competitors, that are in the same or substantially similar therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. For example, we are aware of other clinical trials sponsored by our potential competitors, including Shionogi, that are recruiting patients in clinical trials evaluating oral antivirals for the treatment of high-risk outpatients with mild to moderate COVID-19, the same patient population that we are seeking to enroll in SUNRISE-3. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

Delays in patient enrollment as a result of competition, or in the case of COVID-19 in particular, evolution of the disease and treatment paradigms as well as rates of infection, testing, diagnoses, hospitalizations and deaths, or for other reasons, may result in increased costs or may affect the timing or outcome of our ongoing and planned clinical trials, which could prevent completion or commencement of these trials and adversely affect our ability to advance the development of our product candidates. For example, we are aware that Gilead Sciences in September 2023 discontinued the enrollment of high-risk outpatients in the COVID-19 Phase 3 clinical trial of its product candidate, obeldesivir, an oral nucleoside prodrug. The stated reasons for the discontinuation of enrollment prior to completion of the trial was the observation by Gilead Sciences of lower-than-expected COVID-19 incidence rates and related hospitalizations or all cause deaths in countries where patients were being enrolled. These or similar factors may also impact our SUNRISE-3 Phase 3 clinical trial of bemnifosbuvir for the treatment of high-risk patients with COVID-19.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track designation. In April 2023, the FDA granted Fast Track designation for the investigation of bemnifosbuvir for the treatment of COVID-19. As the sponsor of a product candidate that has received Fast Track designation, we may have opportunities for more frequent interactions with the FDA review team during product development and, once a NDA is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

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

We currently conduct, and expect in the future to conduct, clinical trials outside the US for our product candidates. The acceptance of study data from clinical trials conducted outside the US or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the US, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the US or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. For example, in January and February 2024, we have announced preliminary, then-available data from the 60 patients lead-in cohort in our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Similar to all preliminary and then-available data, these results and related findings and conclusions are subject to change as additional data becomes available or following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

We may choose to focus our efforts and resources on one or more potential product candidates that ultimately prove to be unsuccessful, or to license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential.

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidates, particularly our bemnifosbuvir COV19 product candidate and bemnifosbuvir in combination with ruzasvir for the treatment of HCV, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

We are developing our product candidates for the treatment of serious conditions, and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such confirmatory studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. In addition, in December 2022, President Biden signed an omnibus appropriations bill to fund the U.S. government through fiscal year 2023. Included in the omnibus bill is the Food and Drug Omnibus Reform Act of 2022, which among other things, provided FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted

In the EU, a “conditional” marketing authorization may be granted in cases where all the required safety and efficacy data are not yet available. A conditional marketing authorization is subject to conditions to be fulfilled for generating missing data or ensuring increased safety measures. A conditional marketing authorization is valid for one year and has to be renewed annually until fulfillment of all relevant conditions. Once the applicable pending studies are provided, a conditional marketing authorization can become a “standard” marketing authorization. However, if the conditions are not fulfilled within the timeframe set by the EMA, the marketing authorization will cease to be renewed. Furthermore, marketing authorizations may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to the introduction of specific procedures. This may arise when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This type of marketing authorization is close to a conditional marketing authorization as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a marketing authorization. However, unlike a conditional marketing authorization, the applicant does not have to provide the missing data and will never have to. Although a marketing authorization “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the marketing authorization may be withdrawn where the risk-benefit ratio is no longer favorable.

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

The process of obtaining marketing approvals, both in the US and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions have yet to be agreed and adopted by the European Parliament and European Council and the proposal may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial, we may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal FDCA and a declaration by the HHS Secretary, that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

Since December 2021, in the US two oral direct acting antivirals Paxlovid™ (nirmatrelvir and ritonavir) and Lagevrio™ (molnupiravir) have been authorized for emergency use for high-risk COVID-19 patients. While Lagevrio remains available under the emergency use authorization, following the submission of a NDA, Paxlovid has been approved for use for the treatment of mild-to-moderate COVID-19 in adults at high-risk for progression to severe COVID-19.

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

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Moreover, the federal government has taken steps to terminate distinct emergency authorizations related to COVID-19. For example, following the expiration on May 11, 2023 of the COVID-19 public health emergency under the Public Health Service Act, although the FDA has maintained its authority to grant EUAs to qualifying products, certain FDA policies and operational procedures related to COVID-19 expired, and the FDA has continued to return to normal operations, including a potential transition of products marketed under EUAs, to the conventional FDA requirements, including premarket authorization requirements. Changes in COVID-19 pandemic related policies and procedures and resumption of pre-pandemic operations are also occurring at regulatory agencies outside the US. Among other things, these changes include a return to longer periods for review of CTAs than was occurring during the pandemic.

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

If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
the continued longevity of any market for which we develop a product;
•
efficacy and potential advantages, including convenience and ease of administration, of our product compared to alternative treatments;
•
the prevalence and severity of any side effects associated with our product relative to any alternative treatment;

•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength and effectiveness of sales, marketing and distribution support;
•
the cost to patients of treatment regimens with our product in relation to alternative treatments; and
•
the ability to obtain sufficient adequate reimbursement from third-parties as well as the impact of any agreements among any competitor and any third party payor limiting access to our product.

If the market opportunities for our product candidates are smaller than we believe they are or any approval we obtain is based on a narrower definition of the patient population, our business may suffer.

We currently focus on the discovery and development of product candidates for the treatment of serious viral diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, current third-party data regarding prescriptions dispensed, and market research, and may prove to be incorrect. Further, new trials may change the estimated incidence or prevalence of the diseases we are targeting. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

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

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has since resumed standard inspection operations of domestic facilities where feasible, any reoccurrence of a public health emergency may lead to further administrative or inspectional delays.

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

Though we have insurance coverage for clinical trial product liability, we do not carry insurance for all categories of risk that our business may encounter. Some of the additional policies we currently maintain include general liability, property, auto, workers’ compensation, cybersecurity, umbrella, and directors’ and officers’ insurance.

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

Any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments are for claims not covered by or are in amounts that exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the development and commercialization of any product candidates we develop. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury from biological or hazardous waste, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended.

Operating as a public company has in the past and may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

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

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation and oversight by the FDA, the CMS, other divisions of HHS, the US Department of Justice, state and local governments, and their respective equivalents outside of the US. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding US regulation.

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

In March 2010, the Patient Protection and ACA, was enacted, which substantially changed the way healthcare is financed in the US by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted. In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2032. Further, on March 11, 2021 the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if any of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the US and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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
•
impose restrictions on our operations, including closing our CMOs facilities; or
•
seize or detain products, or require a product recall.

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

We are subject to diverse laws and regulations relating to data privacy and security. New privacy rules are being enacted in the US and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act (“CCPA”) went into effect on January 1, 2020 and creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, requires new disclosures to California individuals and affording such individuals new abilities to opt out of certain sales of personal information, and provides for civil penalties for violations as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”), which generally went into effect on January 1, 2023, significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It has also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement, additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the US. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Any liability from failure to comply with the requirements of applicable data privacy and data protection laws could adversely affect our financial condition.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the US, and the efficacy and longevity of current transfer mechanisms between the EEA, and the US remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, since January 1, 2021, after the end of the transition period following the UK’s departure from the EU, we are also subject to the UK data protection regime (the UK GDPR and UK Data Protection Act 2018), which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to US entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

We, our CROs and third-party service providers receive and maintain sensitive information, including health-related information, that we receive throughout the clinical trial process, in the course of our research collaborations. As such, we may also be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs outside the US may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it. In addition, the EU imposes obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access their personal data processed in the context of clinical trials.

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

Our industry is characterized by extensive research and development efforts, rapid developments in technologies, intense competition and a strong emphasis on proprietary products. We expect our product candidates to face intense competition with existing products and increasing competition as new products enter the relevant markets and advanced technologies become available. We face potential competition from many different sources, including pharmaceutical, biotechnology and specialty pharmaceutical companies. Academic research institutions, governmental agencies and public and private institutions are also potential sources of competitive products and technologies. Our competitors may have or may develop superior technologies or approaches, which may provide them with competitive advantages. Many of these competitors have products already approved or in development in the therapeutic categories that we are targeting with our product candidates. Either alone or together with their collaborative partners, many of these competitors operate larger research and development programs and have substantially greater financial resources and access to larger pools of capital, including in some cases US government funding, than we do.

Additionally, many of these competitors have greater experience in:

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

For the diseases that we are targeting, significant competition exists from approved and authorized oral treatments as well as other treatments in development. The approved drugs, particularly for HCV and increasingly for COVID-19, are well-established products and are widely accepted by physicians, patients and third-party payors. For a description of approved and authorized vaccines and therapeutics, as well as competing treatments in clinical development, please see Part I, Item1 "Business".

Our product candidates, if approved, are expected to compete directly or indirectly with existing products and products currently in development. Even if approved and commercialized, our product candidates may fail to achieve market acceptance with hospitals, physicians, patients or third-party payors. Hospitals, physicians, patients or third-party payors may conclude that our products are less safe or effective or otherwise less attractive than existing drugs. If our product candidates do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable.

Many of our competitors have substantially greater capital resources, access to larger pools of capital, robust product candidate pipelines, established presence in the market, deep and broad commercial infrastructures and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, in May 2023, Gilead Sciences was granted a patent in the US that may cover our compound bemnifosbuvir. If Gilead Sciences asserts this patent, we may not be successful in invalidating it. If we are not successful, we will need to obtain a license from Gilead, which may not be available on reasonable terms, if at all.

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

Moreover, increasing efforts by governmental and third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the future value of the US HCV market may be impacted by payors obtaining additional discounts from manufacturers and by payor contracting dynamics. Individual state Medicaid agencies may enact HCV treatment subscription models where manufacturers provide unrestricted access to their antiviral medication for a capitated total price. Contract duration and restrictions of such agreements could impact the ability of the non-awarded HCV oral antivirals to compete. In addition, future US government sponsored HCV eradication initiatives could impact the HCV market opportunity. While future US government sponsored HCV programs could significantly expand the number of HCV infected patients being treated, it also could negatively impact market value and access to many HCV oral antivirals.

We expect to experience pricing pressures in connection with the sale of our product candidates due to the presence of approved, and in the case of HCV, authorized generic, products already in many marketplaces, the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes resulting from legislative actions, including the recently enacted IRA. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

In addition, beginning in March 2020, the US federal government has been the primary purchaser of COVID-19 therapeutics, vaccines and diagnostics. In October 2023, the Administration for Strategic Preparedness & Response, an agency of the US Public Health Service within HHS released new guidance sunsetting the US federal government COVID-19 Therapeutics Distribution Program. The guidance effectively ended the distribution of US federal government procured oral antivirals through the Federal Retail Pharmacy Therapeutics Program. As a result of the guidance, Paxlovid and Lagevrio officially entered the commercial market in November 2023 ending the role of the US federal government as the single payer for COVID-19 oral antivirals. Patients insured through federally funded programs such as Medicaid and Medicare may continue to access Paxlovid free of charge through 2028. Beginning in 2025, we expect that US patient reimbursement for COVID-19 oral antivirals will become subject to traditional payer dynamics for commercial, Medicare and Medicaid patients. We anticipate a major consideration for determining reimbursement by these third-party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations. The effect of third-party payers managing patient access to COVID-19 oral antivirals and patient’s co-insurance amounts may impact future demand and patient uptake of COVID-19 oral antiviral medications

If we are unable to establish sales, marketing and distribution capabilities either on our own or in collaboration with third parties, we may not be successful in commercializing any of our product candidates, if approved, and we may not be able to generate any product revenue.

We have limited personnel and limited infrastructure for the sales, marketing or distribution of products, and no experience as a company in commercializing a product candidate. The cost of building and maintaining such an organization may exceed the cost-effectiveness of doing so.

Currently, we anticipate to establish our own commercial organization in the US to commercialize, together with a collaborator, our COVID-19 and HCV product candidates, if approved. Outside the US, we anticipate to rely on a collaborator to commercialize our COVID-19 and HCV products candidates if approved. We do not currently have any commercialization arrangements in place with any collaborator either within or outside the US and we may be unable to enter into acceptable arrangements to do so.

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

In those territories where we engage a collaborator to commercialize our products in whole or in part our sales will depend on the collaborator’s strategic interest in the product and such collaborator’s ability to successfully commercialize the product.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, including Pfizer in COVID-19 and Gilead Sciences and AbbVie in HCV, that have extensive and well-funded marketing and sales operations. Without a robust internal team or the support of third-parties to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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
•
longer accounts receivable collection times;
•
foreign currency exchange rate fluctuations; and
•
the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

Foreign sales of any product for which we obtain approval could also be adversely affected by the imposition of governmental controls, political and economic instability, trade restrictions and changes in tariffs.

If any of our product candidates is approved for commercialization, we currently anticipate to selectively partner with third parties to market such product candidate both within and outside the US. If we or a collaborator market a product candidate outside the US, we expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

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

As an organization, we have no prior experience in these areas. In addition, we will need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories. Many US-based biotechnology and biopharmaceutical companies have found the process of marketing products outside of North America to be very challenging.

Certain legal and political risks are also inherent in foreign operations without regard to whether these activities are conducted by us in whole or in part or by a collaborator. There is a risk that foreign governments may nationalize private enterprises in certain countries where we or any collaborator with which we are collaborating may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations more than in the US. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth.

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

Currently, we face an inherent risk of product liability claims as a result of the testing our product candidates and we will face product liability risks if we, or a collaborator, commercialize any of our product candidates that are approved. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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
•
loss of revenue.

Failure to obtain or retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with commercial collaborators. To date, we have not sought and do not yet have any experience securing product liability insurance for a product that is being commercialized. Currently, we have clinical trial insurance to cover the use of our product candidates in the clinical trials we are conducting. However, these insurance policies have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future commercial collaborators entitle us to indemnification against product liability claims and associated losses, such indemnification may not be available or adequate should any claim or loss arise.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials, research activities and preclinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have long-term agreements with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials, and would materially and adversely affect our development and commercialization efforts.

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

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of COVID-19, a natural disaster, other public health crises, trade disruptions, changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations and similar regulatory requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the US. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and other applicable regulatory authorities, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or, if approved, market our product candidates. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

We do not have multiple sources of supply for all of the components used in the manufacture of bemnifosbuvir or ruzasvir. For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for all our product candidates, including bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP and comparable foreign quality standards and requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another manufacturer and redesign of processes can trigger the need for conducting additional clinical studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

As part of any application for marketing approval, regulatory authorities generally conduct inspections that must be satisfactory prior to the approval of the product. Failure of manufacturing suppliers to successfully complete these regulatory inspections could result in delays or prevent the approval of our product candidates. In addition, if supply from the supplier of an approved product is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a NDA amendment or supplement, which could result in further delay. The FDA or other regulatory authorities outside of the US may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We currently expect that we may collaborate with third parties in connection with the commercialization of our product candidates, if approved. We may not succeed in establishing and maintaining collaborative relationships, which may significantly limit our ability to develop and commercialize our product candidates successfully, if at all.

For commercialization of any of our product candidates that may be approved, our current strategy includes the potential establishment of collaborative relationships with third parties. As a result of entering into collaborative arrangements with third parties, we become dependent on the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop or commercialize with them. Our ability to generate product revenue from any collaborations will depend on our collaborators’ abilities to successfully perform the functions assigned to them. We cannot predict the success of any collaboration that we enter into.

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
•
collaborations may be terminated which may result in a need for additional capital to pursue further development or commercialization or result in delays to development or commercialization of the applicable product candidates; and
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

For example, in February 2022, the Roche License Agreement, under which we exclusively granted to Roche certain rights to develop bemnifosbuvir and certain rights to commercialize bemnifosbuvir outside of the US, terminated. As a result, substantially all activities that Roche was conducting in connection with the development and manufacture of bemnifosbuvir, including global manufacture of clinical trial material and certain operations necessary for the conduct of clinical trials, ceased. Substantially all of these activities are necessary for the continued and ongoing global development of a bemnifosbuvir COV19 product candidate and since February 2022, we have been and remain solely responsible for the conduct and cost of such activities.

We may face significant competition in seeking appropriate collaborations. Business combinations among biotechnology and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales, marketing or distribution activities, or increase our expenditures and undertake development, manufacture or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacture or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

If we enter into collaborations to develop, manufacture and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the license agreement with Merck was terminated, we would be required to discontinue the development, manufacture and commercialization of ruzasvir in combination with bemnifosbuvir, our lead product candidate for the treatment of HCV, unless we could enter into another agreement with Merck potentially on terms less favorable to us. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

For example, in March 2021, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that still purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. In February 2024, the PTAB denied to exercise its discretion to institute the post grant proceeding. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. However, while we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all.

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

Our product candidates are predominantly nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC; Gilead Sciences; Merck & Co.; Bristol Myers Squibb; Roche; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Janssen Pharmaceutical Companies; Medivir AB; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale.

For example, we note that Gilead Sciences has obtained the U.S. '361 patent that includes a Claim that purportedly covers bemnifosbuvir. We requested the PTAB Board to institute a post grant review of this patent and it declined to exercise its discretion to do so. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead files an infringement suit. While we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all.

Our products are subject to The Drug Price Competition and Patent Term Restoration Act of 1984, as amended (also referred to as the Hatch-Waxman Act), in the US, that can increase the risk of litigation with generic companies trying to sell our products, and may cause us to lose patent protection.

Because our clinical candidates are pharmaceutical molecules reviewed by the Center for Drug Evaluation and Research of the FDA, after commercialization they will be subject in the US to the patent litigation process of the Hatch-Waxman Act, as currently amended, which allows a generic company to submit an Abbreviated New Drug Application ("ANDA") to the FDA to obtain approval to sell our drug using bioequivalence data only. Under the Hatch-Waxman Act, we will have the opportunity to list our patents that cover our drug product or its method of use in the FDA’s compendium of “Approved Drug Products with Therapeutic Equivalence Evaluation,” sometimes referred to as the FDA’s Orange Book.

Currently, in the US, the FDA may grant five years of exclusivity for new chemical entities (“NCEs”) for which all of our products may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenges the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511 described in our first patent family. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because HCV is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID-19 indication. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511, we have received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. While we intend to vigorously defend our patent claims on AT-511 and bemnifosbuvir and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to either or both Pre-Grant Oppositions and allow our patent claims to either AT-511 or bemnifosbuvir to grant. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or bemnifosbuvir or their use to treat HCV in India unless and until these Pre-Grant Oppositions are resolved in our favor. If it is not resolved in our favor, we may not receive patents on AT-511, bemnifosbuvir or their use to treat HCV in India.

Changes in patent laws and enforcement by courts and other authorities in the US and other jurisdictions may impact our ability to protect our patents.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patent applications now have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the UPC. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice and deciding whether to opt-in or opt-out of Unitary Patent practice entail strategic and cost considerations. The UPC provides our competitors with a new forum to centrally revoke our European patents and makes it possible for a competitor to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

This could make it difficult for us to stop the infringement of our patents or the misappropriation or other violation of our other intellectual property rights. A number of foreign countries have stated that they are willing to issue compulsory licenses to patents held by innovator companies on approved drugs to allow the government or one or more third-party companies to sell the approved drug without the permission of the innovator patentee where the foreign government concludes it is in the public interest. India, for example, has used such a procedure to allow domestic companies to make and sell patented drugs without innovator approval. There is no guarantee that patents covering any of our drugs will not be subject to a compulsory license in a foreign country, or that we will have any influence over if or how such a compulsory license is granted. Further, Brazil allows its regulatory agency ANVISA to participate in deciding whether to grant a drug patent in Brazil, and patent grant decisions are made based on several factors, including whether the patent meets the requirements for a patent and whether such a patent is deemed in the country’s interest. In addition, several other countries have created laws that make it more difficult to enforce drug patents than patents on other kinds of technologies. Further, under the treaty on the Trade-Related Aspects of Intellectual Property, as interpreted by the Doha Declaration, countries in which drugs are manufactured are required to allow exportation of the drug to a developing country that lacks adequate manufacturing capability. Therefore, our drug markets in the US or foreign countries may be affected by the influence of current public policy on patent issuance, enforcement or involuntary licensing in the healthcare area.

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

Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth, including the potential establishment of a commercial infrastructure and commercialization of product candidates, if any, that are approved for sale will require significant capital expenditures and may divert financial resources from other projects, such as the development of other product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues, if any, could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of clinical trial conduct and execution, international regulatory affairs activities and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by independent organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent organizations, advisors or consultants or find other competent outside independent organizations, advisors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of advisors and consultants, or we are not able to effectively maintain or obtain facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

As of February 25, 2024, we had 75 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Provisions in our restated certificate of incorporation and amended and restated bylaws and under Delaware law could make an acquisition of our Company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Natural disasters (including, but not limited to earthquakes, fires, storms, floods, droughts, and extreme temperatures) or pandemics, other than or in addition to COVID-19, could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change has increased, and is expected to continue to increase the frequency or intensity of such events. Moreover, climate change may result in various chronic changes in the physical environment, such as changes in temperature or precipitation patterns or sea-level rise, as well as changes to the availability of certain natural resources, that may also have an adverse impact on our operations. If a natural disaster, power outage, pandemic, such as the COVID-19 pandemic, or other event occurred that prevented us from using all or a significant portion of our headquarters or the virtual network capabilities upon which our employees depend to collaborate and access critical business records, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Increased attention to, and evolving expectations for ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

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

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings or other reputational issues could result in various negative impacts, including negative investor sentiment, decreased interest in our shares, changes in the availability or cost of capital, or our ability to attract/retain employees, customers, or business partners. Simultaneously, some parties are seeking to restrict or eliminate companies’ attention to ESG matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, various policymakers, including the SEC and the State of California, have adopted or are considering adopting requirements for significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for future fiscal years beginning January 1, 2024 and after be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 for future fiscal years beginning January 1, 2024 and after. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting. For the year ended December 31, 2023, our independent registered public accounting firm was not required to issue an attestation report on internal control over financial reporting or attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.

To comply with the requirements of Section 404, we may need to undertake additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. We will need to continue to dedicate internal resources, engage outside consultants, adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing whether such controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Testing and maintaining internal control can divert our management’s attention from other matters that are also important to the operation of our business. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal controls over financial reporting or we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm, if required, is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports. As a result, the market price of our common stock could be materially adversely affected.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise information technology (“IT”) environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for certain service providers, suppliers, and vendors that have access to our critical systems and information.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors — Our business and operations may suffer in the event of information technology system failures, cyberattacks, or deficiencies, which could materially affect our results.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Audit Committee”) oversight of cybersecurity and other IT risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks and would be notified between such regular updates regarding any significant cybersecurity threat or incident, if applicable. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our IT team, which includes both our internal staff and retained consultants with IT and cybersecurity expertise, is led by our executive director of IT. The IT team has responsibility for, among other things, developing and implementing practices, procedures and controls designed to identify, assess and manage cybersecurity programs and risks. The IT team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our IT team is supplemented by a security committee, comprised of representatives from key functional areas of our business and includes both our CFO and our Sr. VP of Human Resources to whom the executive director of IT reports. Combined, members of our security committee and our internal IT team have more than 25 years of risk management experience, including with respect to IT and cybersecurity systems.

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

Holders of Our Common Stock

As of February 28, 2024 there were 18 stockholders of record of our common stock, which does not reflect stockholders whose shares were held in nominee or street name by brokers.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Currently, we are developing our lead product candidate, bemnifosbuvir, in a global Phase 3 clinical trial as a monotherapy for the treatment of COVID-19, and in a global Phase 2 clinical trial as part of a combination therapy with ruzasvir, an NS5A inhibitor, for the treatment of HCV infection.

Bemnifosbuvir

Derived from our internal discovery program, bemnifosbuvir (AT-527), is an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor that combines a unique nucleotide scaffold with novel double prodrugs for the intended purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite potentially resulting in an oral antiviral product candidate that is selective for and highly effective at preventing replication and transcription of SARS-CoV-2, the causative agent of COVID-19, HCV and other single ssRNA viruses while avoiding toxicity to host cells.

COVID-19 – Our Strategy and Objective

More than four years after emerging as a global pandemic and public health crisis, COVID-19 remains a persistent and serious health threat because of continued variant fueled surges of infection. The SARS-CoV-2 virus is accumulating mutations with amino acid substitutions faster than any other endemic ssRNA virus and the constant evolution of new variants has resulted in continued waves of infections globally.

Our COVID-19 strategy is focused on the development of bemnifosbuvir for the treatment of COVID-19. We believe that oral antivirals protecting against the development of severe infection and transmission remain urgently needed particularly for high-risk patients who currently have few or no treatment options due to limitations of currently available vaccines and therapeutics. High-risk patients include those who are unvaccinated, patients who fail to respond to available vaccines, vaccinated patients with waning efficacy, which can occur between three to six months after immunization, and patients for whom current treatments are contraindicated. Without suitable treatments, high-risk patients remain vulnerable to severe COVID-19 and associated hospitalization and death.

As COVID-19 continues to persist as a global endemic disease, we believe that the global COVID-19 therapeutic market, and in particular the US market, will remain a multi-billion-dollar commercial opportunity for many years to come. Further, as the commercialization of COVID-19 therapeutics enters more fully into traditional distribution and reimbursement channels in 2024 and after, we anticipate that a major consideration for third-party payers will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for high-risk populations.

The objective of our COVID-19 development program is to address the current unmet medical needs of high-risk patients who remain vulnerable to hospitalization and death from COVID-19 by developing bemnifosbuvir, as a safe, effective, convenient, oral antiviral without the key limitations of current treatment options, including drug-drug interactions, tolerability and other safety concerns. The FDA has granted Fast Track designation for the investigation of bemnifosbuvir to treat COVID-19. Currently, we are evaluating bemnifosbuvir in SUNRISE-3, a global Phase 3 clinical trial that is enrolling high-risk patients with mild to moderate COVID-19.

For COVID-19, bemnifosbuvir targets the SARS-CoV-2 RNA polymerase (Nsp12), a highly conserved enzyme that is unlikely to change as the virus mutates and new variants continue to emerge. The RNA polymerase complex is responsible for both replication and transcription of SARS-CoV-2. Bemnifosbuvir has a unique dual mechanism of action at both the RdRp and nidovirus RdRp associated NiRAN active sites on the highly conserved SARS-CoV-2 RNA polymerase, which has the potential to create a high barrier to resistance. In vitro data have shown that bemnifosbuvir was active with similar activity against all SARS-CoV-2 VOC and VOI that have been tested to date, including Omicron subvariants BA.4, BA.5 and XBB and EG.5.1.

HCV – Our Strategy and Objective

Despite the availability of direct acting antiviral oral combination treatment regimens, HCV continues to be a serious viral disease in the US and globally. Approximately 58 million people globally are living with chronic HCV infection. The WHO estimates a global incidence of 1.5 million new infections and 290,000 deaths per year.

In the US, HCV is recognized as a health crisis with approximately 2.4 million individuals estimated to be infected. Prevalence of HCV in the US is expected to remain constant over the coming years as rising HCV is incidence largely attributable to the opioid crisis, IV drug use, and HCV reinfection, especially among younger adults, offsets the number of new patients treated.

Our HCV strategy focuses on the development of bemnifosbuvir in combination with ruzasvir, an HCV NS5A inhibitor, a product candidate which we have exclusively licensed from Merck. Combination therapy utilizing two or more direct acting antivirals with different mechanisms of action is a scientifically and clinically well-established approach that is utilized by currently available human immunodeficiency virus, hepatitis B virus and HCV treatment regimens.

The objective of our HCV development program is to improve upon the current SOC by offering, if successfully developed, the combination of bemnifosbuvir and ruzasvir, as a potentially differentiated eight-week duration, pan-genotypic protease inhibitor-free regimen for HCV-infected patients with or without cirrhosis. Currently, we are conducting a Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment naïve HCV infected patients, either without cirrhosis or with compensated cirrhosis.

For HCV, the combination of bemnifosbuvir and ruzasvir targets the HCV NS5B and the HCV NS5A, respectively, and is designed to inhibit these enzymes which are essential for HCV replication. Both bemnifosbuvir and ruzasvir have individually demonstrated potent, pan-genotypic, antiviral activity against HCV and the combination of bemnifosbuvir and ruzasvir has exhibited synergistic activity against HCV in vitro.

Key Clinical Trials

COVID-19 – SUNRISE-3: Global Phase 3 Clinical Trial of Bemnifosbuvir

SUNRISE-3, is a currently ongoing global, multicenter, randomized, double-blind, placebo-controlled Phase 3 clinical trial that is evaluating bemnifosbuvir (550 mg BID) for five days) in high-risk non-hospitalized patients with mild or moderate COVID-19. SUNRISE-3 is designed to evaluate bemnifosbuvir as monotherapy (primary analysis) but it is also exploring the effect of combination therapy in a smaller sub-set of patients who receive a compatible antiviral drug along with bemnifosbuvir (secondary analysis).

The trial consists of two study populations derived from the type of SOC received: 1) a “supportive care population” (those patients who do not qualify for another antiviral treatment or where other antivirals are not locally available) which is assessing bemnifosbuvir given as monotherapy (primary analysis) and 2) a “combination antiviral population” which is assessing combination therapy if the SOC includes treatment with other compatible antiviral drugs against COVID-19 (secondary analysis). Patients are being randomized 1:1 to receive either bemnifosbuvir 550 mg BID plus locally available SOC or placebo BID plus locally available SOC for five days.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in approximately 2,200 patients in the supportive care monotherapy population. Secondary endpoints in each of the supportive care monotherapy patient population and the combination antiviral population include COVID-19 related hospitalization or death, COVID-19 complications, medically attended visits, symptom rebound/relapse and viral load rebound.

The trial is enrolling patients who are ≥70 years old (regardless of other risk factors), patients ≥55 years old with one or more risk factors, patients ≥50 years old with two or more risk factors and patients ≥18 years old with certain risk factors including immunocompromised conditions, all regardless of COVID-19 vaccination status. We believe that this population encompasses those patients who currently remain at high-risk for progression of COVID-19 to severe disease and associated hospitalization and death.

In January and February 2024, we announced the enrollment of more than 650 patients and more than 1,350 patients, respectively, in the supportive care monotherapy cohort. Each of these patient enrollment milestones triggers an interim analysis by an independent DSMB principally for safety and futility after the respective patient group has completed Day 29 post treatment. As a result, we currently anticipate that the first interim analysis by the DSMB will occur in March of 2024 and the second interim analysis by the DSMB will occur in the second quarter of 2024. Patient enrollment in the SUNRISE-3 trial, which has currently surpassed 1,400 patients in the supportive care monotherapy population, continues and topline data from the trial are anticipated in the second half of 2024.

HCV – Global Phase 2 Clinical Trial of the Combination of Bemnifosbuvir and Ruzasvir

Currently, we are conducting a global Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. Up to approximately 280 HCV-infected, treatment-naïve patients across HCV GTs, including a lead-in cohort of 60 patients without cirrhosis, are expected to be enrolled in this Phase 2 clinical trial. The primary endpoints of the study are safety and SVR12. Other virologic endpoints include virologic failure, SVR24 and resistance.

In February 2024, we announced final results from the full lead-in cohort in which a 98% SVR4 rate was observed [58 of 59 subjects achieved SVR4 with one patient who did not return for post-treatment follow-up]. The one patient who did not achieve SVR4 had poor adherence, and was infected with HCV GT-2. These results are consistent with the initial results announced in January 2024. The SVR4 rate exceeded the protocol-defined efficacy criterion of ≥90% SVR4 for continuing the study. As a result, in January 2024 we commenced enrolling up to an additional 220 patients in the study, including patients with cirrhosis. In the lead-in cohort, very rapid kinetics were observed with viral load for each patient near or below the LLOQ at four weeks of treatment, which we believe is supportive of an eight-week treatment regimen for the combination of bemnifosbuvir and ruzasvir. All 60 patients in the lead-in cohort achieved viral load below the LLOQ by the end of the eight-week treatment regimen.

The combination of bemnifosbuvir and ruzasvir in the lead-in cohort was generally safe and well tolerated and there were no drug related SAEs, no treatment discontinuations and adverse events AEs were mostly mild. Final SVR12 results from all 280 patients enrolled in the global Phase 2 study are anticipated in the second half of 2024.

If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in the second half of 2024.

Dengue

After conducting a Phase 2 clinical trial, in February 2023, we decided not to pursue further clinical development of AT-752 for the treatment and prophylaxis of dengue. This action was taken due to the long timelines anticipated for patient enrollment, expected clinical operational challenges, including the challenge of successfully identifying patients shortly after infection which is not feasible with the diagnostic tests that are currently readily available in endemic countries, and the estimated resource burdens, including substantial costs, associated with the further clinical development of an antiviral for each of the treatment and prophylaxis of dengue.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $578.1 million in cash, cash equivalents and marketable securities at December 31, 2023. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points and to fund our activities through 2026. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

Roche License Agreement

In October 2020, with Roche, we entered into the Roche License Agreement in connection with the global development, manufacture and commercialization of bemnifosbuvir, products containing bemnifosbuvir or AT-511, the free base of bemnifosbuvir, and related companion diagnostics. During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

The Roche License Agreement terminated on February 10, 2022, and, accordingly, our obligations to share costs with Roche also ended. As a result of the termination of the Roche License Agreement, we regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize bemnifosbuvir, products containing bemnifosbuvir and related companion diagnostics in all fields of use.

Merck License Agreement

In December 2021, we entered into the Merck License Agreement for the development, manufacture and commercialization of ruzasvir. Ruzasvir is an investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize a Product for all therapeutic or prophylactic uses in humans.

In addition to a non-refundable upfront payment that we made in February 2022, we will be required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone, in the amount of $5.0 million, would be payable upon the commencement of a Phase 3 clinical trial.

Financial Operations Overview

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $578.1 million. Net cash used in operating activities was $85.4 million for the year ended December 31, 2023.

We expect that our net cash used in operating activities will increase significantly as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through 2026. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

We plan to continue to use third-party service providers, including CROs to carry out our preclinical and clinical development, and CMOs to manufacture and supply the materials used during the development of our product candidates. Additionally, we expect to rely on CMOs for the manufacture of commercial supply of any product candidate we may successfully develop.

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
•
initiate clinical development of a protease inhibitor for the treatment of COVID-19;
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

Components of Results of Operations

Revenue

We do not have any products approved for sale and we have not generated any revenue in the periods presented.

If our development efforts for our product candidates are successful and result in commercialization, we may generate revenue in the future from product sales. Additionally, we may generate revenue from collaboration or license agreements that we may enter into with third parties.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include external costs consisting of fees paid to third parties, including CROs and CMOs, to conduct certain research and development activities on our behalf and consulting costs, as well as internal costs consisting of payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and product development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

As discussed in Note 3 to our consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the year ended December 31, 2023, we recorded a net reduction to research and development expenses of $18.6 million related to credits received from Roche. During the year ended December 31, 2022, we recorded a net reduction to research and development expenses of $6.9 million related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Years Ended December 31,
	2023	2022
	(in thousands)
COVID-19 external costs	$44,153	$19,546
HCV external costs	16,874	5,817
Dengue external costs	5,550	11,150
RSV external costs	—	2,135
Internal research and development costs	47,666	43,288
Total research and development expenses	$114,243	$81,936

We are focusing substantially all of our resources on the development of our product candidates, particularly bemnifosbuvir for the treatment of COVID-19 and the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We expect our research and development expenses to continue to increase substantially for at least the next few years, as we seek to complete our current clinical programs which in the case of HCV, is expected to include a Phase 3 clinical trial if our Phase 2 clinical trial is successful, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our product candidates, if ever, will receive regulatory approval with any certainty, if ever.

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

We anticipate that our general and administrative expenses may increase, including in connection with any future expansion of our organization for potential commercialization of our product candidates, as a result of increased personnel costs, expanded infrastructure, increased consulting, legal and accounting services costs associated with complying with Nasdaq and SEC requirements and increased investor relations costs.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2023	2022	Change
	(in thousands)
Operating expenses:
Research and development	$114,243	$81,936	$32,307
General and administrative	49,919	48,714	1,205
Total operating expenses	164,162	130,650	33,512
Loss from operations	(164,162)	(130,650)	(33,512)
Interest income and other, net	29,224	11,151	18,073
Loss before income taxes	(134,938)	(119,499)	(15,439)
Income tax benefit (expense)	(1,018)	3,590	(4,608)
Net loss	$(135,956)	$(115,909)	$(20,047)

Research and Development Expenses

Research and development expenses increased by $32.3 million from $81.9 million for the year ended December 31, 2022 to $114.2 million for the year ended December 31, 2023. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV offset by a larger reduction related to credits received from Roche. We also had an increase of $4.4 million in internal costs primarily due to an increase of $2.8 million in personnel-related expenses, including salaries and bonuses, benefits and increased stock-based compensation expense of $0.8 million for our research and product development employees and $1.6 million in consulting and other research and development expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million from $48.7 million for the year ended December 31, 2022 to $49.9 million for the year ended December 31, 2023. The increase in general and administrative expenses reflected an increase of $2.4 million in personnel-related expenses, including salaries, benefits and increased stock-based compensation expense of $1.9 million; partially offset by a decrease in professional fees and other expenses of $1.3 million.

Interest Income and Other, Net

Interest income and other, net, increased by $18.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to investing in higher yield marketable securities and higher interest rates for the entire year.

Income Taxes

We recorded an income tax expense of $1.0 million for the year ended December 31, 2023 as compared to a net income tax benefit of $3.6 million for the year ended December 31, 2022. The net income tax benefit recorded for the year ended December 31, 2022 was primarily the result of changes in estimates between our original provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2023, we had cash, cash equivalents and marketable securities of $578.1 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2026. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We entered into an open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2023, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 and related prospectus filed with the SEC on November 24, 2021, as amended.

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

Market volatility, inflation, interest rate fluctuations and concerns associated with the evolution of COVID-19, macroeconomic trends and geopolitical events, including civil or political unrest and terrorism, may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Years Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(85,395)	$(120,982)
Net cash provided by (used in) investing activities	40,303	(455,410)
Net cash provided by financing activities	257	370
Net decrease in cash, cash equivalents and restricted cash	$(44,835)	$(576,022)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was $85.4 million. Cash used in operating activities was primarily due to a net loss of $136.0 million, accretion of premium and discounts on marketable securities of $15.4 million, an increase in prepaid expenses and other assets of

$1.9 million, partially offset by and a decrease in accounts payable and accrued expenses of $14.4 million and stock-based compensation of $49.4 million.

Net cash used in operating activities for the year ended December 31, 2022 was $121.0 million. Cash used in operating activities was primarily due to a net loss of $115.9 million, accretion of premium and discounts on marketable securities of $5.5 million, an increase in prepaid expenses and other assets of $7.7 million, partially offset by a decrease in accounts payable and accrued expenses of $39.6 million and stock-based compensation of $46.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $40.3 million and consisted of purchases of marketable securities of $562.4 million offset by sales and maturities of marketable securities of $602.7 million.

Net cash used in investing activities for the year ended December 31, 2022 was $455.4 million and consisted of purchases of fixed assets of $1.9 million and purchases of marketable securities of $545.4 million offset by sales and maturities of marketable securities of $91.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $0.3 million and consisted of proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities for the year ended December 31, 2022 was $0.4 million and consisted of proceeds from the exercise of stock options and proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

Contractual Obligations and Commitments

We lease our office space in Boston, Massachusetts under a non-cancelable operating sublease . The term of the sublease commenced on January 1, 2022 and will expire on December 31, 2026.

The following table summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$821	$1,693	$—	$—	$2,514

We enter into contracts in the normal course of business with CROs for preclinical and clinical studies and testing, CMOs for manufacture and supply of our clinical trial materials and other third parties for other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancelation principally consist only of payments for services provided and expenses incurred up to the date of cancelation.

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

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck a non-refundable upfront payment in the amount of $25 million. We are obligated to pay Merck milestone payments of $135 million in the aggregate upon its achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon its achievement of certain sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone would be payable upon the commencement of a Phase 3 clinical trial in the amount of $5.0 million. The table above does not include the potential milestones or royalties that we may be obligated to pay under the Merck License Agreement.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock based compensation.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of the common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2023 and 2022, respectively.

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

Marketable Securities

Our investment strategy is focused on capital preservation. We invest in instruments that meet the credit quality standards outlined in our investment policy. Marketable securities consist of investments with maturities greater than three months. Marketable securities include US treasury obligations, US agency obligations, corporate debt and commercial paper. We classify all of our marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of other comprehensive income within stockholders’ equity. Amortization and accretion of discounts and premiums are recorded as interest income.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $578.1 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Code of Ethics

Our board of directors has adopted a written Code of Business Conduct and Ethics applicable to all officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. We have posted a current copy of our Code of Business Conduct and Ethics on our website at www.ateapharma.com in the “Investors” section under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waivers from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K.

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About our Executive Officers and Directors” at the end of Part I, Item I, "Business", of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders under the headings “Corporate Governance,” “Delinquent Section 16(a) Reports” (if applicable) and “Committees of the Board” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-22 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock	10-K	001-39661	4.2	3/30/2021
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	333-249404	10.2	10/26/2020
10.1-1#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.1	2/28/2022
10.1-2#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.2	2/28/2022
10.1(3)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan					*
10.1(4)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan					*
10.2#	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3#	Non-Employee Director Compensation Program	10-Q	001-39661	10.1	8/8/2023

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.3-1#	Form of Non-Employee Director Stock Option Award Agreement	10-Q	001-39661	10.2	8/8/2023
10.3-2#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-Q	001-39661	10.3	8/8/2023
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH	10-K	001-39661	10.5	2/28/2022
10.6#	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020
10.7#	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020
10.8#	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020	10-K	001-39661	10.8	3/30/2021
10.9#	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020	10-K	001-39661	10.9	3/30/2021
10.10#	Employment Agreement between the Company and John Vavricka, dated November 3, 2020	10-K	001-39661	10.10	3/30/2021
10.11#	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020	10-K	001-39661	10.11	3/30/2021
10.12#	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1	333-249404	10.1	10/9/2020
10.13	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.13-1	Amendment to Sublease Agreement dated April 11, 2022 between the Company and DataRobot, Inc.	10-Q	001-39661	10.1	8/8/2022
10.14#	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
10.15	Consulting Agreement dated June 10, 2022, by and between the Company and Bruce Polsky, M.D.	10-Q	001-39661	10.2	8/8/2022
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

97.1	Policy for Recovery of Erroneously Awarded Compensation					*
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATEA PHARMACEUTICALS, INC.

Date: February 28, 2024	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	February 28, 2024
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	February 28, 2024
Andrea Corcoran

/s/ Wayne Foster	Executive Vice President, Chief Accounting Officer (principal accounting officer)	February 28, 2024
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	February 28, 2024
Franklin Berger

/s/ Jerome Adams	Director	February 28, 2024
Jerome Adams, M.D., M.P.H

/s/ Barbara Duncan	Director	February 28, 2024
Barbara Duncan

/s/ Bruno Lucidi	Director	February 28, 2024
Bruno Lucidi

/s/ Polly A. Murphy	Director	February 28, 2024
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	February 28, 2024
Bruce Polsky, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts
February 28, 2024

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$143,823	$188,460
Marketable securities	434,283	458,249
Prepaid expenses and other current assets	12,349	14,213
Total current assets	590,455	660,922
Property and equipment, net	1,289	1,705
Restricted cash	—	198
Other assets	1,396	1,494
Operating lease right-of-use assets, net	1,828	2,389
Total assets	$594,968	$666,708
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,252	$2,551
Accrued expenses and other current liabilities	27,364	15,206
Current portion of operating lease liabilities	760	721
Total current liabilities	32,376	18,478
Operating lease liabilities	1,642	2,403
Income taxes payable	5,758	5,255
Total liabilities	39,776	26,136
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 83,435,513 and 83,287,639 shares issued and outstanding as of December 31, 2023 and 2022	83	83
Additional paid-in capital	750,737	701,052
Accumulated other comprehensive gain (loss)	207	(684)
Accumulated deficit	(195,835)	(59,879)
Total stockholders’ equity	555,192	640,572
Total liabilities and stockholders’ equity	$594,968	$666,708

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022
Operating expenses:
Research and development	$114,243	$81,936
General and administrative	49,919	48,714
Total operating expenses	164,162	130,650
Loss from operations	(164,162)	(130,650)
Interest income and other, net	29,224	11,151
Loss before income taxes	(134,938)	(119,499)
Income tax benefit (expense)	(1,018)	3,590
Net loss	$(135,956)	$(115,909)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale investments	891	(684)
Comprehensive loss	$(135,065)	$(116,593)
Net loss per share - basic and diluted	$(1.63)	$(1.39)
Weighted-average number of common shares - basic and diluted	83,389,750	83,245,385

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)		Equity
Balance – January 1, 2022	83,102,730	$83	$653,964	$—	$56,030	$710,077
Issuance of common stock for exercise of stock options	155,873	—	230	—	—	230
Issuance of common stock under ESPP	29,036		140			140
Stock-based compensation expense	—	—	46,718	—	—	46,718
Other comprehensive loss	—	—	—	(684)	—	(684)
Net loss	—	—	—	—	(115,909)	(115,909)
Balance – December 31, 2022	83,287,639	83	701,052	(684)	(59,879)	640,572
Issuance of common stock upon release of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under ESPP	93,939	—	257	—	—	257
Stock-based compensation expense	—	—	49,428	—	—	49,428
Other comprehensive income	—	—	—	891	—	891
Net loss	—	—	—	—	(135,956)	(135,956)
Balance – December 31, 2023	83,435,513	$83	$750,737	$207	$(195,835)	$555,192

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(135,956)	$(115,909)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	49,428	46,718
Depreciation and amortization expense	416	260
Accretion of premium and discounts on marketable securities	(15,446)	(5,465)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	1,864	(6,251)
Other assets	98	(1,494)
Accounts payable	1,701	(1,983)
Accrued expenses and other liabilities	12,661	(37,623)
Operating lease liabilities	(161)	765
Net cash used in operating activities	(85,395)	(120,982)
Cash flows from investing activities
Additions to property and equipment	—	(1,943)
Purchases of marketable securities	(562,362)	(545,352)
Sales and maturities of marketable securities	602,665	91,885
Net cash provided by (used in) investing activities	40,303	(455,410)
Cash flows from financing activities
Proceeds from issuance of common stock for exercise of stock options	—	230
Proceeds from issuance of common stock under ESPP	257	140
Net cash provided by financing activities	257	370
Net decrease in cash, cash equivalents and restricted cash	(44,835)	(576,022)
Cash, cash equivalents and restricted cash at the beginning of period	188,658	764,680
Cash, cash equivalents and restricted cash at the end of period	$143,823	$188,658
Cash, cash equivalents and restricted cash at the end of period
Cash and cash equivalents	$143,823	$188,460
Restricted cash	—	198
Total cash, cash equivalents and restricted cash	$143,823	$188,658

Supplemental disclosure of non-cash financing activities
Right of use assets obtained in exchange for operating lease liabilities	$—	$2,938

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. Nature of Business

Business Overview

Atea Pharmaceuticals, Inc., ("Atea" or the "Company") is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from severe viral infections. Currently, Atea is conducting a Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of Coronavirus disease 2019 ("COVID-19"). Atea is also currently conducting a Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of hepatitis C virus ("HCV").

Liquidity and Capital Resources

As of December 31, 2023, the Company had $578.1 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2023, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development will require significant amounts of additional capital, and additional research and development efforts, including further additional clinical testing and regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Marketable Securities

The Company’s investment strategy is principally focused on capital preservation. The Company invests in financial instruments that among other things meet the credit quality standards outlined in the Company’s investment policy. Marketable securities consist of investments with maturities greater than three months. Investments not classified as cash equivalents with maturities of less than twelve months are classified as current assets on the consolidated balance sheet. Investments with maturities greater than twelve months for which the Company has the intent and ability to hold the investment for greater than twelve months are classified as non-current on the consolidated balance sheet. Marketable securities include US treasury obligations, US agency obligations, corporate debt, commercial paper and asset-backed securities. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value. Unrealized gains and losses are recorded as a component of accumulated other comprehensive gain (loss) within stockholders’ equity. Interest, dividends and amortization and accretion of discounts and premiums are recorded as interest income and other, net. The Company periodically reviews its marketable securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. Declines in fair value judged to be other than temporary on marketable securities, if any, are included in interest income and other, net.

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

The Company is dependent on third-party manufacturers for the supply of products for its research and development activities including its development programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and formulated drugs related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs for preclinical and clinical development activities. The Company also currently anticipates to rely on this small number of manufacturers for commercial supply if any of the current product candidates are approved for sale. The Company's research and development programs, including any potential commercialization efforts, could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and formulated drugs.

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

The carrying amounts of prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair value due to short-term nature of these assets and liabilities.

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

Other Assets

Other assets consist of vendor deposits related to research and development activities and a security deposit related to our facility lease.

Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment and right-of-use assets ("ROU") when events or changes in circumstances indicate the carrying value of the assets may not be fully recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2023 and 2022.

Leases

The Company accounts for leases in accordance with ASC Topic 842, Lease Accounting. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a ROU asset and current and non-current lease liabilities, as applicable. Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company estimates it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist principally of costs associated with outsourced research and development activities, including drug discovery, preclinical and clinical development, manufacturing and research conducted by contract research organizations and academic institutions, employee compensation, including stock-based compensation and consulting expenses together with related expenses, professional fees and facility and overhead costs. Facility and overhead costs primarily include the allocation of rent, utility and office-related expenses attributable to research and development personnel. In circumstances where amounts have been paid in advance or in excess of costs incurred, the Company records a prepaid expense, which is expensed as services are performed or goods are delivered.

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

Stock-based Compensation

Stock-based compensation expense is classified in the consolidated statement of operations and comprehensive loss in the same manner as the award recipient’s payroll costs or service payments are classified. Stock-based awards granted to employees and non-employees are measured based on the estimated fair value of the awards using the Black-Scholes option pricing model (“Black-Scholes”). Stock-based compensation expense with respect to awards with service conditions is recognized using the straight-line method over the service period. Stock-based compensation with respect to awards with performance conditions is recognized when satisfaction of the performance conditions is probable. Stock-based compensation is based on awards ultimately expected to vest and, as such, it is reduced by forfeitures. The Company accounts for forfeitures as they occur.

Black-Scholes requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

Fair value of common stock—The fair value of its common stock is based on the daily closing quoted market price of its common stock.

Risk-free interest rate—The risk-free interest rate is based on the US Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of a stock-based award.

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

Expected dividend yield —The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company uses an expected dividend yield of zero.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with equity holders. For the years ended December 31, 2023 and 2022, the only components of comprehensive loss other than net loss were unrealized gains and losses on available for sale investments.

Net Loss Per Share

Basic net income loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is computed by dividing the diluted net loss by the weighted average number of shares of common stock outstanding for the period, including potential dilutive shares assuming the dilutive effect of outstanding common stock equivalents except where such securities would be antidilutive.

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

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

Recently Adopted Accounting Pronouncements

The Company did not adopt any accounting pronouncements during the year ended December 31, 2023.

3. Collaboration Agreement

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

For the year ended December 31, 2022, the Company recorded a net credit of $6,898 from Roche. The credit recorded during the year ended December 31, 2022 represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of December 31, 2022 is a net balance due from Roche of $1,060. For the year ended December 31, 2023, the Company recorded a net credit of $18,576 from Roche. The credit recorded during the year ended December 31, 2023 represents a change in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of December 31, 2023 is a net balance due from Roche of $5,904. Payment for this amount due was received in February 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

				As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$143,740	$—	$—	$143,740
Marketable Securities
US Treasury obligations	—	155,938	—	155,938
US Government agency securities	—	178,160	—	178,160
Commercial paper	—	39,448	—	39,448
Corporate bonds	—	60,737	—	60,737
Total	$143,740	$434,283	$—	$578,023

				As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$167,584	$—	$—	$167,584
Marketable Securities
US Treasury obligations	—	59,118	—	59,118
US Government agency securities	—	14,941	—	14,941
Commercial paper	—	310,433	—	310,433
Corporate bonds	—	61,249	—	61,249
Asset-backed securities	—	12,508	—	12,508
Total	$167,584	$458,249	$—	$625,833

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds that are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2023 and 2022.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2023 and 2022.

5. Marketable Securities

				As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$155,816	$145	$(23)	$155,938
US Government agency securities	178,115	96	(51)	178,160
Commercial paper	39,461	14	(27)	39,448
Corporate bonds	60,684	65	(12)	60,737
Total	$434,076	$320	$(113)	$434,283

				As of December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,422	$—	$(304)	$59,118
US Government agency securities	15,000	—	(59)	14,941
Commercial paper	310,433	—	—	310,433
Corporate bonds	61,504	—	(255)	61,249
Asset-backed securities	12,574	—	(66)	12,508
Total	$458,933	$—	$(684)	$458,249

As of December 31, 2023 and 2022, respectively the Company held 26 and 15 securities, respectively that were in an unrealized loss position of $113 and $684 with an aggregate fair value of $178,003 and $143,221. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the year ended December 31, 2023 and 2022.

As of December 31, 2023 and 2022, none of the securities had remaining maturities longer than one year.

The Company received proceeds of $602,665 and $91,885 from sales and maturities of marketable securities during the year ended December 31, 2023 and 2022.

6. Property and Equipment, net

Property and equipment, net, consist of the following:

	December 31,
	2023	2022
Laboratory equipment	$5	$5
Office furniture and fixtures	396	396
Computer hardware	102	102
Leasehold improvements	1,475	1,475
Total property and equipment, at cost	1,978	1,978
Less: accumulated depreciation and amortization	(689)	(273)
Property and equipment, net	$1,289	$1,705

Depreciation and amortization expense was $416 and $260 for the years ended December 31, 2023 and 2022, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2023	2022
Research and development, including manufacturing and clinical expenditures	$20,999	$7,667
Income taxes	—	99
Payroll and payroll related	5,696	6,459
Professional fees and other	669	981
Total accrued expenses and other current liabilities	$27,364	$15,206

8. Commitments and Contingencies

Operating Lease Agreements

In July 2021, the Company entered into a non-cancelable operating lease agreement pursuant to which the Company leased its principal office facility in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

In connection with the 225 Lease commencement, the Company recorded a ROU asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of December 31, 2023 and 2022.

		As of December 31,
	2023	2022
Right-of-use asset	$1,828	$2,389
Current operating lease liability	760	721
Non-current operating lease liability	1,642	2,403

The components of the lease expense which are allocated between the general and administrative expenses and the research and development expenses on the consolidated statement of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
	2023	2022
Operating lease costs	$646	$811
Variable lease costs	40	78
Total lease costs	$686	$889

The variable lease costs for the years ended December 31, 2023 and 2022 include common area maintenance and other operating charges associated with the 225 Lease. As the 225 Lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company estimates it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

		As of December 31,
	2023	2022
Remaining lease term (in years)	3.0	4.0
Discount rate	3.1%	3.1%

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of December 31, 2023 were as follows:

2024	$821
2025	838
2026	855
Total lease payments	2,514
Less amount representing implied interest	112
Total lease liability	$2,402
Current portion of operating lease liabilities	760
Noncurrent portion of operating lease liabilities	$1,642

Rent expense recognized was $646 and $811 for the years ended December 31, 2023 and 2022, respectively.

The Company maintains a deposit of $198 with the landlord, which is included in other assets in the consolidated balance sheet as of December 31, 2023.

License Agreement

In December 2021, the Company entered into a license agreement (“Merck License Agreement”) with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor the Company is developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, the Company obtained from Merck a worldwide exclusive (subject to certain reserved rights to conduct internal research) and, sublicensable license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir or products containing ruzasvir (each a “Product”) for all therapeutic or prophylactic uses in humans.

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company will be required to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone in the amount of $5.0 million would be payable upon the commencement of a Phase 3 clinical trial.

Contingent Consulting Fee

The Company has an agreement with a consultant that requires payment of a success fee calculated as a percentage of certain product sales, subject to a cumulative maximum payout of $5.0 million. This success payment is contingent upon the occurrence of future events and the timing and likelihood of such payment is neither probable nor estimable.

Indemnification

The Company enters into certain types of contracts that contingently requires the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship with the Company, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship with the Company, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against them arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

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

9. Preferred Stock

As of December 31, 2023 the Company has 10,000,000 shares of preferred stock authorized. None of these shares of preferred stock have been issued.

10. Common Stock

As of December 31, 2023, the authorized capital of the Company included 300,000,000 shares of common stock, of which 83,435,513 shares of common stock were issued and outstanding.

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

As of December 31, 2023, the Company had the following reserved shares of common stock:

Outstanding options	17,017,319
Outstanding restricted stock units	2,337,517
Outstanding performance-based restricted stock units	724,970
Shares reserved for future grant under 2020 Incentive Award Plan	6,510,704
Shares reserved under Employee Stock Purchase Plan	1,896,901
28,487,411

11. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2023, the shares available under the plan were increased by 12,450,364 shares. As of December 31, 2023, 6,510,704 shares of common stock were available for future issuance under the 2020 Plan. In January 2024, the shares of the Company's common stock available under the 2020 Plan were increased by 4,171,775 shares.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the year ended December 31, 2023 and 2022, respectively, the Company granted 2,264,700 and 182,350 restricted stock units to employees with an aggregate grant date fair market value of $10,384 and $1,302. The restricted stock unit awards vest in three annual installments. In January 2023, the Company issued 53,935 shares of common stock upon the vesting and settlement of restricted stock units. During the year ended December 31, 2023 and 2022, 34,998 and 20,600 restricted stock units were cancelled due to employee terminations.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	161,750	$7.14
Granted	2,264,700	$4.59
Released	(53,935)	$7.14
Cancelled	(34,998)	$5.42
Unvested shares at December 31, 2023	2,337,517	$4.69

Performance-based Restricted Stock Units

No performance-based restricted stock units were granted during the year ended December 31, 2023. During the year ended December 31, 2022, the Company granted 742,070 performance-based restricted stock units to employees with an aggregate grant date fair value of $5,298. No performance-based restricted stock units were granted during the year ended December 31, 2023. The performance stock unit awards provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of each award eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through December 31, 2023, as the minimum performance criteria had not been deemed probable. The vesting of any eligible awards will occur in equal installments on January 31, 2025 and January 31, 2026.

During the year ended December 31, 2023, there were no cancellations of performance-based restricted stock units. During the year ended December 31, 2022, 17,100 performance-based restricted stock units were cancelled due to employee terminations.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	724,970	$7.14
Granted	—	$—
Release	—	$—
Cancelled	—	$—
Unvested shares at December 31, 2023	724,970	$7.14

Stock Options

The following summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2023	13,632,278	$18.48	7.7	$10,937
Granted	3,777,550	$4.48
Exercised	—	$—
Cancelled	(392,509)	$21.46
Outstanding at December 31, 2023	17,017,319	$15.30	7.1	$5,080
Vested and expected to vest at December 31, 2023	17,017,319	$15.30	7.1	$5,080
Vested and exercisable at December 31, 2023	11,084,169	$16.46	6.4	$5,078

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of December 31, 2023, total unrecognized compensation expense related to stock option awards was $55,157, which amount is being recognized over a remaining weighted average period of 2.2 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2023 and 2022 was $3.27 and $5.09, respectively. The fair value of each award was estimated using Black-Scholes based on the following assumptions:

	For the Year Ended December 31,
	2023	2022
Risk-free interest rate	3.65%	2.10%
Expected term	5.97 years	5.96 years
Expected volatility	85.0%	85.0%
Expected dividend yield	0%	0%

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the ESPP, which became effective upon the closing of the Company’s IPO in November 2020. The Company initially reserved a total of 1,187,000 shares of its common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2024 and 2023, the number of shares of the Company's common stock available for issuance under the ESPP was increased by 834,355 and 832,876 shares, respectively.

The Company issued 93,939 and 29,036 shares for proceeds of $257 and $140 during the years ended December 31, 2023 and 2022, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	For the Year Ended December 31,
	2023	2022
Research and development expense	$22,666	$21,870
General and administrative	26,762	24,848
Total stock-based compensation expense	$49,428	$46,718

The components of stock-based compensation expense were:

	For the Year Ended December 31,
	2023	2022
Restricted stock units	$3,679	$352
Performance-based restricted stock units	—	—
Stock options	45,626	46,220
ESPP	123	146
Total stock-based compensation expense	$49,428	$46,718

12. Income Taxes

For the year ended December 31, 2023, the Company recorded income tax expense of $1,018. The Company recorded a net benefit for income taxes of $3,590 for the year ended December 31, 2022. The benefit for income taxes was primarily the result of changes in estimates between the Company’s initial provision for 2021 income taxes and the actual amounts reflected in the income tax returns as filed.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2023	2022
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes	4.2	5.6
Return to provision adjustments	—	3.4
Research and development credits	3.3	2.1
Stock-based compensation	(4.3)	(3.8)
Uncertain tax positions	(0.4)	(0.2)
Other	(0.1)	0.3
Change in valuation allowance	(24.5)	(25.3)
Total	(0.8)%	3.1%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2023	2022
Deferred tax assets (liabilities)
Capitalized research and development	$33,692	$14,305
Net operating loss carryforwards	9,385	5,590
License agreement	5,609	6,043
Stock-based compensation	17,884	12,215
Research and development credits	8,155	3,826
Other	143	70
Prepaid expenses	(695)	(893)
Deferred tax assets (liabilities)	74,173	41,156
Less: valuation allowance	(74,173)	(41,156)
Net deferred tax assets (liabilities)	$—	$—

As required by the 2017 Tax Cut and Jobs Act, effective January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted in the US or 15 years for research conducted abroad.

As of December 31, 2023, the Company had federal net operating losses of $31,378 and state net operating loss carryforwards of $55,305, which may be used to offset future tax liabilities. The Company has federal and state credit carryforwards of $6,944 and $1,210, respectively. The federal net operating losses and research and development tax credits begin to expire in 2034.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Based on the Company’s projected net operating losses, for 2024 and beyond, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $74,173 at December 31, 2023.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.

The Company performed an analysis through December 31, 2023 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that there was no impact on the Company's ability to utilize net operating losses or credit carryforwards in 2023. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, additional tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

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

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2023:

Balance beginning of year	$5,255
Decrease related to current year provision to return adjustment	—
Increase related to accrued interest	503
Balance at end of period	$5,758

13. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Year Ended December 31,

	2023	2022
Net loss	$(135,956)	$(115,909)
Weighted average common shares outstanding, basic and diluted	83,389,750	83,245,385
Net loss per share - basic and diluted	$(1.63)	$(1.39)

Stock options for the purchase of 17,017,319 shares, 2,337,517 restricted stock units, 724,970 performance-based restricted stock units and 30,254 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2023, due to the net loss during the periods as their effect is antidilutive.

Stock options for the purchase of 13,632,278 shares, 161,750 restricted stock units, 724,970 performance-based restricted stock units and 24,743 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2022, due to the net loss during the periods as their effect is antidilutive.

14. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the years ended December 31, 2023 and 2022, the Company recognized expense of $708 and $541, respectively, relating to matching contributions to the 401(k) Plan.

15. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $110 in each of the years ended December 31, 2023 and 2022.

In May 2022, the Company entered into a consulting agreement with one of its directors. The Company recognized expense of $1 in connection with this consulting agreement for the year ended December 31, 2022. No expense related to this agreement was recognized during the year ended December 31, 2023.