Form 10-Q
period 2024-03-31
Atea Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the registrant had 84,223,100 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing of and our ability to apply for, and if successful, obtain and maintain regulatory approvals for our product candidates;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors.” You should read these risk factors and the other cautionary statements made in this report as

i

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$160,910	$143,823
Marketable securities	380,581	434,283
Prepaid expenses and other current assets	7,273	12,349
Total current assets	548,764	590,455
Property and equipment, net	1,185	1,289
Other assets	1,396	1,396
Operating lease right-of-use assets, net	1,684	1,828
Total assets	$553,029	$594,968
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$21,137	$4,252
Accrued expenses and other current liabilities	19,405	27,364
Current portion of operating lease liabilities	769	760
Total current liabilities	41,311	32,376
Operating lease liabilities	1,445	1,642
Income taxes payable	5,902	5,758
Total liabilities	48,658	39,776
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 84,223,100 and 83,435,513 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	84	83
Additional paid-in capital	763,472	750,737
Accumulated other comprehensive gain (loss)	(181)	207
Accumulated deficit	(259,004)	(195,835)
Total stockholders’ equity	504,371	555,192
Total liabilities and stockholders’ equity	$553,029	$594,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses
Research and development	$57,575	$28,954
General and administrative	12,231	12,615
Total operating expenses	69,806	41,569
Loss from operations	(69,806)	(41,569)
Interest income and other, net	6,868	6,299
Loss before income taxes	(62,938)	(35,270)
Income tax expense	(231)	(197)
Net loss	$(63,169)	$(35,467)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale investments	(388)	377
Comprehensive loss	$(63,557)	$(35,090)
Net loss per share - basic and diluted	$(0.75)	$(0.43)
Weighted-average number of common shares - basic and diluted	83,916,193	83,332,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	$84	$763,472	$(181)	$(259,004)	$504,371

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Accumulated Deficit	Stockholders' Equity
Balance—January 1, 2023	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income (loss)	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	$83	$713,752	$(307)	$(95,346)	$618,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(63,169)	$(35,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	12,586	12,535
Depreciation and amortization expense	104	104
Accretion of premium and discounts on marketable securities	(3,488)	(3,087)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,076	2,311
Other assets	—	(197)
Accounts payable	16,885	(1,851)
Accrued expenses and other liabilities	(7,815)	(4,157)
Operating lease liabilities	(44)	(41)
Net cash used in operating activities	(39,865)	(29,850)
Cash flows from investing activities
Purchases of marketable securities	(167,196)	(156,626)
Sales and maturities of marketable securities	223,998	181,106
Net cash provided by investing activities	56,802	24,480
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	150	165
Net cash provided by financing activities	150	165
Net increase (decrease) in cash, cash equivalents and restricted cash	17,087	(5,205)
Cash, cash equivalents and restricted cash at the beginning of period	143,823	188,658
Cash, cash equivalents and restricted cash at the end of period	$160,910	$183,453
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$160,910	$183,255
Restricted cash	—	198
Total cash, cash equivalents and restricted cash	$160,910	$183,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Organization

Business Overview

Atea Pharmaceuticals, Inc., together with its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation, is referred to herein on a consolidated basis as "Atea" or the "Company".

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from serious viral infections. Currently, Atea is conducting SUNRISE-3, a Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of Coronavirus disease 2019 ("COVID-19"). Atea is also currently conducting a Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of hepatitis C virus ("HCV").

Liquidity and Capital Resources

As of March 31, 2024, the Company had $541.5 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these condensed consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2024, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including most notably the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all the Company’s product candidates will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if approved, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. Geopolitical events, including civil or political unrest and terrorism, have resulted in a significant disruption of global business and financial markets. In addition, recent or future market volatility, increased inflation and higher interest rates, if sustained, may increase the Company’s cost of financing and may restrict our access to potential sources of future liquidity.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2024.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2024, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim period.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and in these accompanying notes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors and assumptions that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, which include but are not limited to estimates of accrued research and development expenses, valuation of marketable securities, the valuation of stock-based awards, valuation of operating lease right-of-use assets and lease liabilities and income taxes. Changes in estimates are recorded in the period in which such changes become known.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly-owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Significant Accounting Policies

There were no changes in the Company’s significant accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 28, 2024.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

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

For the three months ended March 31, 2024 and 2023, the Company recorded net credits of $1,292 and $1,000, respectively, from Roche. The credits recorded represent changes in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. Included in prepaid expenses and other current assets as of March 31, 2024 is a net balance due from Roche of $1,292.

4. Marketable Securities

				As of March 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$179,473	$14	$(120)	$179,367
US Government agency securities	95,570	22	(28)	95,564
Commercial paper	24,565	6	(19)	24,552
Corporate bonds	81,150	14	(66)	81,098
Total	$380,758	$56	$(233)	$380,581

				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$155,816	$145	$(23)	$155,938
US Government agency securities	178,115	96	(51)	178,160
Commercial paper	39,461	14	(27)	39,448
Corporate bonds	60,684	65	(12)	60,737
Total	$434,076	$320	$(113)	$434,283

As of March 31, 2024, the Company held 54 securities that were in an unrealized loss position of $233 with an aggregate fair value of $261,065. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2024.

None of the securities had remaining maturities longer than one year as of March 31, 2024.

The Company received proceeds of $223,998 and $181,106 from sales and maturities of marketable securities during the three months ended March 31, 2024 and 2023, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$151,176	$—	$—	$151,176
Commercial Paper	—	7,432	—	7,432
Marketable Securities
US Treasury obligations	—	179,367	—	179,367
US Government agency securities	—	95,564	—	95,564
Commercial paper	—	24,552	—	24,552
Corporate bonds	—	81,098	—	81,098
Total	$151,176	$388,013	$—	$539,189

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$143,740	$—	$—	$143,740
Marketable Securities
US Treasury obligations	—	155,938	—	155,938
US Government agency securities	—	178,160	—	178,160
Commercial paper	—	39,448	—	39,448
Corporate bonds	—	60,737	—	60,737
Total	$143,740	$434,283	$—	$578,023

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

The Company's assets with fair value categorized as Level 2 within the fair value hierarchy include commercial paper, governmental and corporate bonds and asset-backed securities with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers among Level 1, Level 2 or Level 3 categories in the three months ended March 31, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2024	December 31, 2023
Research and development, including manufacturing and clinical expenditures	$16,214	$20,999
Payroll and payroll related	2,333	5,696
Professional fees and other	858	669
Total accrued expenses and other current liabilities	$19,405	$27,364

7. Common Stock

At March 31, 2024, the authorized capital of the Company included 300,000,000 shares of Company's common stock, of which 84,223,100 shares of Company's common stock were issued and outstanding. On all matters to be voted upon by the holders of Company's common stock, holders of Company's common stock are entitled to one vote per share. The holders of Company's common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Company's common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Company's common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Company's common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2023, the shares available under the plan were increased by 12,450,364 shares. In January 2024, the shares of the Company's common stock available under the 2020 Plan were increased by 4,171,775 shares. As of March 31, 2024, 5,743,729 shares of Company's common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase shares of Company's common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the three months ended March 31, 2024, the Company granted 948,500 restricted stock units to employees under the 2020 Plan with an aggregate grant date fair market value of $3,946.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,337,517	$4.69
Granted	948,500	$4.16
Released	(729,032)	$4.80
Cancelled	—	$—
Unvested shares at March 31, 2024	2,556,985	$4.46

As of March 31, 2024, total unrecognized compensation expense related to restricted stock units was $9,977, which amount is being recognized over a remaining weighted average period of 2.1 years.

Performance-based Restricted Stock Units

As of December 31, 2023 the Company had 724,970 performance-based restricted stock units (“2022 PSUs”) outstanding. The 2022 PSUs provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of 2022 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through March 31, 2024, as achievement of the minimum performance criteria had not been deemed probable. The vesting of any eligible 2022 PSUs will occur in equal installments on January 31, 2025 and January 31, 2027.

During the three months ended March 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2024 one metric was deemed probable of achievement resulting in expense recognition of 50% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $120 for the three months ended March 31, 2024.

The following table summarizes the activity related to performance-based restricted stock units for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	724,970	$7.14
Granted	1,057,900	$4.16
Released	—	$—
Cancelled	—	$—
Unvested shares at March 31, 2024	1,782,870	$5.37

Stock Options

The following table summarizes stock option activity for the three months ended March 31, 2024.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2024	17,017,319	$15.30	7.1	$5,080
Granted	2,932,350	$4.16
Exercised	—	$—
Cancelled	—	$—
Outstanding at March 31, 2024	19,949,669	$13.67	7.3	$8,562
Vested and expected to vest at March 31, 2024	19,949,669	$13.67	7.3	$8,562
Vested and exercisable at March 31, 2024	12,080,821	$16.40	6.3	$8,370

During the three months ended March 31, 2024 the Company granted 2,932,350 stock options with an aggregate grant date fair value of $9,043.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock options generally vest over a service period of four years after grant and have a contractual term of ten years. As of March 31, 2024, total unrecognized compensation expense related to stock option awards was $53,058, which amount is being recognized over a remaining weighted average period of 2.6 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the closing of the Company’s initial public offering ("IPO") in November 2020. The Company initially reserved a total of 1,187,000 shares of Company's common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of Company's common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2023 and January 2024, the number of shares of the Company's common stock available for issuance under the ESPP was increased by 832,876 shares and 834,355 shares, respectively. As of March 31, 2024, 2,672,701 shares of Company's common stock were available for issuance under the ESPP.

Under the ESPP, the Company issued 58,555 shares of Company's common stock for proceeds of $150 during the three months ended March 31, 2024.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$11,141	$11,880
Restricted stock units	1,290	600
Performance-based stock units	120	—
Employee stock purchase plan	35	55
Total stock-based compensation expense	$12,586	$12,535

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2024	2023
Research and development expense	$5,981	$5,928
General and administrative	6,605	6,607
Total stock-based compensation expense	$12,586	$12,535

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2024	2023
Net loss	$(63,169)	$(35,467)
Weighted average common shares outstanding, basic and diluted	83,916,193	83,332,397
Net loss per share, basic and diluted	$(0.75)	$(0.43)

The following shares were excluded from the computation of the net loss per share for the three months ended March 31, 2024 and 2023, respectively, due to the net loss during the periods as their effect is antidilutive.

	As of March 31, 2024
	2024	2023
Stock options	19,949,669	16,652,174
Restricted stock units	2,556,985	2,145,617
Performance-based restricted stock units	1,782,870	724,970

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

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of March 31, 2024.

As of March 31,
2024
Right-of-use asset	$1,684
Current lease liability	769
Non-current lease liability	1,445

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of March 31, 2024 were as follows.

As of March 31,
2024
Remainder of 2024	$616
2025	838
2026	855
Total lease payments	2,309
Less amount representing implied interest	95
Total lease liability	$2,214
Current portion of operating lease liabilities	$769
Non-current portion of operating lease liabilities	$1,445

For the three months ended March 31, 2024 and 2023, respectively, the Company recorded operating lease costs of $161, relating to its operating lease agreements.

11. Income Taxes

The Company recorded income tax expense of $231 and $197 for the three months ended March 31, 2024 and 2023, respectively.

The Company maintained a full valuation allowance for the three months ended March 31, 2024 and 2023 due to uncertainty regarding its ability to utilize deferred tax assets.

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

Indemnification

The Company enters into certain types of contracts that contingently require the Company to indemnify various parties against claims from third parties. These contracts primarily relate to (i) the Company’s bylaws, under which the Company must indemnify directors and executive officers, and may indemnify other officers and employees, for liabilities arising out of their relationship with the Company, (ii) contracts under which the Company must indemnify directors and certain officers and consultants for liabilities arising out of their relationship with the Company, and (iii) procurement, service or license agreements under which the Company may be required to indemnify vendors, service providers or licensees for certain claims, including claims that may be brought against such third parties arising from the Company’s acts or omissions with respect to the Company’s products, technology, intellectual property or services.

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

13. Benefit Plan

The Company's defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended March 31, 2024 and 2023, the Company recognized expense of $401 and $394, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 for each of the three month periods ended March 31, 2024 and 2023, respectively.

In June 2022, the Company entered into a consulting agreement with one of its directors. No expense was recognized in connection with this agreement for the three months ended March 31, 2024 or 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

COVID-19

As COVID-19 continues to persist as a global endemic disease with variant fueled surges of infection, oral antivirals protecting against the development of severe infection and transmission remain urgently needed particularly for high-risk patients who currently have few or no treatment options due to the limitations of currently available vaccines and therapeutics. High-risk patients include those who are unvaccinated, patients who fail to respond to available vaccines, vaccinated patients with waning efficacy, which can occur between three to six months after immunization, and patients for whom current treatments are contraindicated. Without suitable treatments, high-risk patients remain vulnerable to severe COVID-19 and associated hospitalization and death.

Currently, we are conducting SUNRISE-3, a global multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial evaluating bemnifosbuvir or placebo administered concurrently with locally available standard of care (SOC) in high risk outpatients with mild to moderate COVID-19. In March 2024, we completed enrollment of patients in this study. The SUNRISE-3 patient population consists of those aged ≥70 years (regardless of other risk factors), individuals aged ≥55 years with one or more risk factors, those aged ≥50 years with two or more risk factors, and individuals aged ≥18 years with specific risk factors, including immunocompromised conditions, irrespective of COVID-19 vaccination status. Patients were randomized 1:1 to receive bemnifosbuvir 550 mg twice-daily (BID) or placebo BID for five days.

The trial is comprised of two study populations based on the type of SOC received: 1) the "supportive care population," evaluating bemnifosbuvir as monotherapy (primary analysis), and 2) the "combination antiviral population," assessing combination therapy if the SOC includes other compatible antiviral drugs against COVID-19 (secondary analysis). In this study, 2,221 patients were enrolled into the supportive care monotherapy cohort and only 74 patients were enrolled into the combination cohort.

The primary endpoint of the SUNRISE-3 study is all-cause hospitalization or death through Day 29 in the supportive care monotherapy cohort. Secondary endpoints include other measurements of patient outcomes though Day 60 post treatment.

Currently, we anticipate to report the results of the SUNRISE-3 study in the second half of 2024.

HCV

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

Our HCV strategy focuses on the development of bemnifosbuvir in combination with ruzasvir, an HCV NS5A inhibitor, a product candidate which we have exclusively licensed from Merck & Co, Inc. (“Merck”). Combination therapy utilizing two or more direct acting antivirals with different mechanisms of action is a scientifically and clinically well-established approach that is utilized by currently available human immunodeficiency virus, hepatitis B virus and HCV treatment regimens.

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

The combination of bemnifosbuvir and ruzasvir in the lead-in cohort was generally safe and well tolerated and there were no drug related serious adverse events, no treatment discontinuations and adverse events AEs were mostly mild. Final SVR12 results from all patients enrolled in the global Phase 2 study are anticipated in the second half of 2024.

If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in the second half of 2024.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $541.5 million in cash, cash equivalents and marketable securities at March 31, 2024. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of our COVID-19 SUNRISE 3 clinical trial and the completion of clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and to fund our activities into 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

Roche License Agreement

In October 2020, with Roche, we entered into a License Agreement ("Roche License Agreement") with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, "Roche") in connection with the global development, manufacture and commercialization of bemnifosbuvir, products containing bemnifosbuvir or AT-511, the free base of bemnifosbuvir, and related companion diagnostics. During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

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

Merck License Agreement

In December 2021, we entered into a license agreement ("Merck License Agreement") with MSD International GmbH, an affiliate of Merck & Co., Inc. ("Merck") for the development, manufacture and commercialization of ruzasvir. Ruzasvir is an investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, we obtained from Merck an exclusive (subject to certain reserved rights to conduct internal research), sublicensable, and worldwide license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir or products containing ruzasvir (each a "Product") for all therapeutic or prophylactic uses in humans.

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

Financial Operations Overview

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $541.5 million. Net cash used in operating activities was $39.9 million for the three months ended March 31, 2024.

We expect that our net cash used in operating activities will remain significant as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, manufacture such products at commercial scale and otherwise pursue commercialization activities; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations into 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

We plan to continue to use third-party service providers, including clinical research organizations ("CROs") to carry out our preclinical and clinical development, and contract manufacturing organizations ("CMOs") to manufacture and supply the materials used during the development of our product candidates. Additionally, we expect to rely on CMOs for the manufacture of commercial supply of any product candidate we may successfully develop.

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
complete the Phase 3 clinical development of bemnifosbuvir as a monotherapy for the treatment of COVID-19;
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
•
manufacture the combination of bemnifosbuvir and ruzasvir in a fixed dose tablet for use in potential Phase 3 development and for potential commercialization, if approved, of the combination for the treatment of HCV;
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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three months ended March 31, 2024 and 2023, we recorded a net reduction to research and development expenses of $1.3 million and $1.0 million, respectively, related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir. We do not anticipate to receive any additional credits from Roche or record any related additional net reductions to research and development expenses.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
COVID-19 external costs	$39,252	$8,949
HCV external costs	5,953	3,373
Dengue external costs	—	3,293
Internal research and development costs	12,370	13,339
Total research and development costs	$57,575	$28,954

We are focusing substantially all of our resources on the development of our product candidates, particularly bemnifosbuvir for the treatment of COVID-19 and the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We expect our research and development expenses to vary quarter over quarter as we complete our SUNRISE-3 Phase 3 clinical trial, advance our HCV clinical program which we expect will include Phase 3 clinical development if our Phase 2 clinical trial is successful, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our product candidates, if ever, will receive regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$57,575	$28,954	$28,621
General and administrative	12,231	12,615	(384)
Total operating expenses	69,806	41,569	28,237
Loss from operations	(69,806)	(41,569)	(28,237)
Interest income and other, net	6,868	6,299	569
Loss before income taxes	(62,938)	(35,270)	(27,668)
Income tax benefit (expense)	(231)	(197)	(34)
Net loss	$(63,169)	$(35,467)	$(27,702)

Research and Development Expenses

Research and development expenses increased by $28.6 million from $29.0 million for the three months ended March 31, 2023 to $57.6 million for the three months ended March 31, 2024. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. This increase was partially offset by a reduction of $1.0 million in internal costs primarily due to a decrease in consulting and other research and development expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.4 million from $12.6 million for the three months ended March 31, 2023 to $12.2 million for the three months ended March 31, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, increased by $0.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to investing in higher yield marketable securities and higher interest rates.

Income Taxes

We recorded an income tax expense of $0.2 million for each of the three months ended March 31, 2024 and March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2024, we had cash, cash equivalents and marketable securities of $541.5 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2027.

We entered into an open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2024, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 and related prospectus filed with the SEC on November 24, 2021, as amended.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant operating expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company and expand our organization to support the initiation of activities in preparation for potential commercialization of our product candidates.

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

Market volatility, inflation, interest rate fluctuations, macroeconomic trends and geopolitical events, including civil or political unrest and terrorism, may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(39,865)	$(29,850)
Investing activities	56,802	24,480
Financing activities	150	165
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,087	$(5,205)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was $39.9 million. Cash used in operating activities was primarily due to a net loss of $63.2 million and accretion of premium and discounts on marketable securities of $3.5 million, partially offset by a stock-based compensation of $12.6 million, an increase in accounts payable and accrued expenses of $9.1 million and a decrease in prepaid expenses and other current assets of $5.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $56.8 million and consisted of sales and maturities of marketable securities of $224.0 million offset by purchases of marketable securities of $167.2 million.

Cash provided by investing activities for the three months ended March 31, 2023 was $24.5 million and consisted of sales and maturities of marketable securities of $181.1 million partially offset by purchases of marketable securities of $156.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.2 million and consisted of proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023 and consisted of proceeds from the shares sold under our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2024 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $541.5 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently in the US and elsewhere, there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc. (“Pfizer”), which has been approved by the FDA, and Lagevrio™ developed by Merck & Co., Inc. and Ridgeback Biotherapeutics, Inc., which is authorized by FDA for emergency use for the treatment of high-risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug developed by Gilead Sciences, is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high-risk for progression to severe COVID-19, including hospitalization and death. In Japan and Singapore, the oral protease inhibitor, ensitrelvir, branded Xocova®, developed and marketed by Shionogi, has been granted approval for use in patients with mild to moderate SARS-CoV-2 infection. Shionogi recently completed a global Phase 3 clinical trial evaluating ensitrelvir for the treatment of non-hospitalized COVID-19 patients, and approximately 30% of the patients enrolled in the study had risk factors for severe disease. While failing to meet the primary endpoint in the study, Shionogi announced that it will continue discussions with regulatory bodies and remains committed to making ensitrelvir available to patients worldwide.

In the US and elsewhere, Pfizer is conducting development of a second generation oral protease inhibitor. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Junshi Biosciences, Jiangsu Simcere Pharmaceuticals, and SyneuRx. In addition to oral therapeutics, efforts to develop and commercialize new mAbs for the prevention or treatment of COVID-19 are also ongoing and being conducted by Regeneron Pharmaceuticals Inc. and Invivyd, Inc. ("Invivyd") among others. In March 2024, Invivyd received authorization from the US FDA for emergency use of Pemgarda™, a monoclonal antibody for pre-exposure prophylaxis of COVID-19 in certain adults and adolescents with moderate-to-severe immune compromise.

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

The rates of infection, severity of the disease, the availability, administration and acceptance of vaccines, monoclonal antibodies, antiviral agents and other therapies, potential vaccine mandate policies, and “herd immunity” by the global population if achieved and sustained may materially affect the design and enrollment of any future clinical trials and will impact the potential regulatory authorization or approval and, if authorized or approved, the potential commercialization of our bemnifosbuvir COV19 product candidates.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles in developing or commercializing our products. For example, since the initiation of our the SUNRISE-3 Phase 3 clinical trial, there has been a significant decline in the observed rate of hospitalization and death associated with COVID-19. The primary endpoint of the SUNRISE-3 clinical trial is all cause hospitalization or death through Day 29 post-treatment. With the 2,221 patients in the supportive care monotherapy population cohort now completing the study, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high-risk for disease progression. If the actual rate of hospitalization and death in the placebo cohort of patients is less, we may complete the study and fail to reach the primary endpoint.

If we successfully develop and obtain approval of any product candidate, we will need to transition from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in this transition.

As we continue to build our business, including beginning and completing late stage clinical trials, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results included in this report or reports for any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2024 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the three months ended March 31, 2024 and year ended December 31, 2023, our operating expenses were $69.8 million and $164.2 million, respectively. As of March 31, 2024, we had an accumulated deficit of $259.0 million.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. The total costs to advance any of our product candidates to marketing approval in even a single jurisdiction would be substantial and difficult to accurately predict. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability. As we advanced clinical development activities, particularly our Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild or moderate COVID-19 and our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, our operating expenses have increased. While we anticipate variability quarter to quarter, we expect we will continue to incur substantial operating expenses if or as we:

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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the completion of the Phase 3 SUNRISE-3 clinical trial for the treatment of high-risk outpatients with mild or moderate COVID-19, our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and if the Phase 2 clinical trial is successful, Phase 3 clinical development of this HCV combination product candidate. Additionally, we anticipate that we will incur substantial expenses in connection with the discovery, license or other acquisition and potential development of a combination bemnifosbuvir COV19 product candidate or other product candidates, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

We will continue to need additional capital to fund these activities, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to initiate or complete planned clinical trials or seek regulatory approvals of any of our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing could divert the time and attention of our management from day-to-day activities and may harm our product candidate development efforts.

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
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure resulting from, among other things, the enactment of the Inflation Reduction Act (“IRA”) and other legislation and regulations that may be subsequently enacted;
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

We incurred a net loss of $63.2 million for the three months ended March 31, 2024. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical studies in some cases and in all cases will require additional clinical development as well as regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

There have been a large number of programs developing therapeutics for COVID-19 that have not succeeded. This includes the development of obeldesivir (GS-5245), an oral nucleoside prodrug, that was being developed by Gilead Sciences in two Phase 3 clinical trials. In February 2024, Gilead Sciences announced that its Phase 3 clinical trial of obeldesivir which had enrolled standard risk patients failed to meet its primary endpoint of alleviation of symptoms. Previously, in September 2023, Gilead Sciences announced that, based upon lower-than-expected COVID-19 incidence rates and related hospitalizations or all cause deaths, it was discontinuing enrollment in its Phase 3 clinical trial in non-hospitalized patients at high-risk of progression. The factors that adversely affected these trials, may also adversely impact our SUNRISE-3 Phase 3 clinical trial, our ability to submit an NDA or other marketing authorization application for or obtain marketing approval of bemnifosbuvir for the treatment of high-risk patients with COVID-19 or any other bemnifosbuvir COV19 product candidate.

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

We can not be certain that, if approved, the safety and efficacy profile of any product will be consistent with the results observed in clinical trials, or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of a bemnifosbuvir COV19 product candidate or our other most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates or supplying on an uninterrupted basis commercial quantities of approved products or for any other reason approved products, if any, are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

If we encounter difficulties enrolling and retaining enrolled patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. A delay in the completion of the study would also delay our ability to seek regulatory approval to commercialize the product candidate which is being evaluated in the clinical trial.

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

For example, with respect to our COVID-19 clinical trials and most notably with respect to SUNRISE-3, the rate of enrollment was significantly impacted by the emergence of variants and the occurrence of varying low and high rates of infection with the result that we enrolled fewer patients in the SUNRISE-3 clinical trial when rates of infection were low and a greater number of patients when rates of infection were high. If the rates of infection had remained low, completion of SUNRISE-3 trial would have been delayed.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. For example, in January and February 2024, we announced preliminary, then-available data from the 60 patients lead-in cohort in our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Similar to all preliminary and then-available data, these results and related findings and conclusions are subject to change as additional data becomes available or following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such confirmatory studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. Additionally, as a part of the Food and Drug Omnibus Reform Act of 2022, the FDA obtained new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

If available at the time we have sufficient data from our Phase 3 SUNRISE-3 clinical trial, we may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal FDCA and a declaration by the HHS Secretary, that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radiological or nuclear (“CBRN") threat, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN threat and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

Since December 2021, in the US two oral direct acting antivirals Paxlovid™ (nirmatrelvir and ritonavir) and Lagevrio™ (molnupiravir)have been authorized for emergency use for high-risk COVID-19 patients. While Lagevrio remains available under the emergency use authorization, following the submission of a NDA, Paxlovid has been approved for use for the treatment of mild-to-moderate COVID-19 in adults at high-risk for progression to severe COVID-19. In March 2024, PEMGARDA™, a mAb, was authorized for the pre-exposure prophylaxis of COVID-19 in certain adults and adolescents with moderate-to-severe immune compromise.

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

In March 2010, the Patient Protection and Affordable Care Act ("ACA"), was enacted, which substantially changed the way healthcare is financed in the US by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

We expect to experience pricing pressures in connection with the sale of our product candidates due to the presence of approved, and in the case of HCV, authorized generic, products already in many marketplaces, the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes resulting from legislative actions, including the IRA. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

In addition, beginning in March 2020, the US federal government has been the primary purchaser of COVID-19 therapeutics, vaccines and diagnostics. In October 2023, the Administration for Strategic Preparedness & Response, an agency of the US Public Health Service within HHS released new guidance sunsetting the US federal government COVID-19 Therapeutics Distribution Program. The guidance effectively ended the distribution of US federal government procured oral antivirals through the Federal Retail Pharmacy Therapeutics Program. As a result of the guidance, Paxlovid and Lagevrio officially entered the commercial market in November 2023 ending the role of the US federal government as the single payor for COVID-19 oral antivirals. Patients insured through federally funded programs such as Medicaid and Medicare may continue to access Paxlovid free of charge through 2024 and patients who are uninsured or underinsured will be able to access Paxlovid free of charge through 2028. Beginning in 2025, we expect that US patient reimbursement for COVID-19 oral antivirals will become subject to traditional payer dynamics for commercial, Medicare and Medicaid patients. We anticipate a major consideration for determining reimbursement by these third-party payors will be a cost/value analysis that is driven in part by the economic burden of hospitalization, especially for at-risk populations. The effect of third-party payors managing patient access to COVID-19 oral antivirals and patient’s co-insurance amounts may impact future demand and patient uptake of COVID-19 oral antiviral medications.

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

Certain legal and political risks are also inherent in foreign operations without regard to whether these activities are conducted by us or by a collaborator. There is a risk that foreign governments may nationalize private enterprises in certain countries where we or any collaborator with which we are collaborating may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations or the operations of any collaborator to a greater degree than in the US. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth.

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

We may face significant competition in seeking appropriate collaborations. Business combinations among biopharmaceutical and pharmaceutical companies have resulted in a reduced number of potential collaborators. In addition, the negotiation process is time-consuming and complex, and we may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate or delay its potential commercialization or reduce the scope of any sales, marketing or distribution activities, or increase our expenditures and undertake development, manufacture or commercialization activities at our own expense. If we elect to increase our expenditures to fund development, manufacture or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. In order to successfully challenge the validity of a US patent, we would need to initiate an action either in federal court or at the PTAB. An action brought before the PTAB must be timely submitted within nine months of the issuance of the patent we are seeking to challenge. In either a PTAB or federal court proceeding, there is no assurance that the PTAB or a court of competent jurisdiction would invalidate the claims of any such US patent or, if a PTAB decision is appealed, that a federal court would uphold a PTAB determination of invalidity. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

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

On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers bemnifosbuvir. The Observation generally challenged the patentability of bemnifosbuvir over AT-511 which was described in our first patent family. On August 1, 2019, we filed a response to the Observation describing that bemnifosbuvir is not obvious in view of AT-511 because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because HCV is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID-19 indication. The Observations by anonymous third parties as well as our responses are placed in the file and available to be read and considered by any country examining our respective patent applications.

In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. Our composition of matter patent on bemnifosbuvir has also been granted in China, Japan, Korea, Australia, Brazil, Eurasia, Canada, Israel, Indonesia, New Zealand, Ukraine, Colombia, Malaysia, Singapore, South Africa, Russia and Mexico, and is allowed in Europe and is pending in certain other countries and regions.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, New Zealand, Brazil, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Philippines,Georgia, Russia, Saudi Arabia, Ukraine, Colombia and Mexico, and is also pending in certain other countries and regions. The European Patent Office has also indicated allowability of the claims.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511, we have received notification of additional Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This additional Pre-Grant Opposition challenges our pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. While we intend to vigorously defend our patent claims on AT-511 and bemnifosbuvir and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to either or both Pre-Grant Oppositions and allow our patent claims to either AT-511 or bemnifosbuvir to grant. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or bemnifosbuvir or their use to treat HCV in India unless and until these Pre-Grant Oppositions are resolved in our favor. If it is not resolved in our favor, we may not receive patents on AT-511, bemnifosbuvir or their use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if one or both of the patents issue, one or more Post-Grant Oppositions, challenging our patent rights in AT-511 or bemnifosbuvir.

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

As of May 10, 2024, we had 74 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Many of our officers, directors and key employees are vested in a substantial amount of our common stock or options to purchase our common stock. Our employees, including many of our officers and key employees, may be more likely to leave us if the shares they own have significantly fluctuated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below or above the market price of our common stock.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for the current fiscal year that began on January 1, 2024 or for future fiscal years be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section

404. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

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

Item 5. Other Information.

Other than as disclosed below, during the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On March 4, 2024, Jean-Pierre Sommadossi, Ph.D., our President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 1,200,000 shares of the Company’s common stock until June 4, 2025.

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

ATEA PHARMACEUTICALS, INC.

Date: May 14, 2024	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 14, 2024	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)