Form 10-Q
period 2024-06-30
Atea Pharmaceuticals, Inc.
filed 2024-08-07
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 7, 2024, the registrant had 84,422,000 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of data from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should read these risk factors and the other cautionary

i

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
•
We are expending significant resources to develop bemnifosbuvir for the treatment of COVID-19 and to develop the combination of bemnifosbuvir and ruzasvir for the treatment of Hepatitis C virus (“HCV”) and in anticipation of potential commercialization of these product candidates. We may not be able to recover these resources if these product candidates are not approved for the treatment of the respective indication for which they are being developed, we are not successful at commercializing these product candidates or in the case of the development of bemnifosbuvir for the treatment of COVID-19, bemnifosbuvir is rendered inferior or obsolete due to rapid changes in COVID-19 epidemiology as a result of the emergence of new SARS-CoV-2 variants or subvariants.
•
If approved, each of our product candidates will face significant competition from other treatments, including direct acting antivirals, that are currently marketed, and in the instance of COVID-19, it could include drug candidates that are currently in development.
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
•
We currently conduct and may in the future conduct clinical trials of our product candidates in sites outside the United States (“US”). The FDA may not accept data from trials conducted in foreign locations.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$243,394	$143,823
Marketable securities	258,820	434,283
Prepaid expenses and other current assets	4,155	12,349
Total current assets	506,369	590,455
Property and equipment, net	1,081	1,289
Other assets	1,396	1,396
Operating lease right-of-use assets, net	1,538	1,828
Total assets	$510,384	$594,968
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,470	$4,252
Accrued expenses and other current liabilities	20,369	27,364
Current portion of operating lease liabilities	780	760
Total current liabilities	26,619	32,376
Operating lease liabilities	1,245	1,642
Income taxes payable	6,050	5,758
Total liabilities	33,914	39,776
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 84,422,000 and 83,435,513 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	84	83
Additional paid-in capital	776,192	750,737
Accumulated other comprehensive gain (loss)	(280)	207
Accumulated deficit	(299,526)	(195,835)
Total stockholders’ equity	476,470	555,192
Total liabilities and stockholders’ equity	$510,384	$594,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$34,696	$22,063	$92,271	$51,017
General and administrative	12,220	13,172	24,451	25,787
Total operating expenses	46,916	35,235	116,722	76,804
Loss from operations	(46,916)	(35,235)	(116,722)	(76,804)
Interest income and other, net	6,637	7,303	13,505	13,602
Loss before income taxes	(40,279)	(27,932)	(103,217)	(63,202)
Income tax expense	(243)	(251)	(474)	(448)
Net loss	$(40,522)	$(28,183)	$(103,691)	$(63,650)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale investments	(99)	(3)	(487)	374
Comprehensive loss	$(40,621)	$(28,186)	$(104,178)	$(63,276)
Net loss per share — basic and diluted	$(0.48)	$(0.34)	$(1.23)	$(0.76)
Weighted-average number of common shares — basic and diluted	84,253,700	83,399,377	84,069,646	83,361,398

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	84	763,472	(181)	(259,004)	504,371
Issuance upon vesting of restricted stock units	198,900	—	—	—	—	—
Stock-based compensation expense	—	—	12,720	—	—	12,720
Other comprehensive income (loss)	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(40,522)	(40,522)
Balance—June 30, 2024	84,422,000	$84	$776,192	$(280)	$(299,526)	$476,470

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2023	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income (loss)	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	83	713,752	(307)	(95,346)	618,182
Stock-based compensation expense	—	—	12,353	—	—	12,353
Other comprehensive income (loss)	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(28,183)	(28,183)
Balance—June 30, 2023	83,399,377	$83	$726,105	$(310)	$(123,529)	$602,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(103,691)	$(63,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	25,306	24,888
Depreciation and amortization expense	208	208
Accretion of premium and discounts on marketable securities	(6,512)	(6,784)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,194	1,449
Other assets	—	98
Accounts payable	1,218	1,411
Accrued expenses and other liabilities	(6,703)	(3,510)
Operating lease liabilities	(87)	(80)
Net cash used in operating activities	(82,067)	(45,970)
Cash flows from investing activities
Purchases of marketable securities	(174,460)	(309,844)
Sales and maturities of marketable securities	355,948	380,889
Net cash provided by investing activities	181,488	71,045
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	150	165
Net cash provided by financing activities	150	165
Net increase in cash, cash equivalents and restricted cash	99,571	25,240
Cash, cash equivalents and restricted cash at the beginning of period	143,823	188,658
Cash, cash equivalents and restricted cash at the end of period	$243,394	$213,898
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$243,394	$213,700
Restricted cash	—	198
Total cash, cash equivalents and restricted cash	$243,394	$213,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except share and per share amounts)

(Unaudited)

1. Organization

Business Overview

Atea Pharmaceuticals, Inc., together with its wholly owned subsidiary, Atea Pharmaceuticals Securities Corporation, is referred to herein on a consolidated basis as “Atea” or the “Company”.

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing antiviral therapeutics to improve the lives of patients suffering from serious viral infections. Currently, Atea is in the process of completing SUNRISE-3, a global Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of Coronavirus disease 2019 (“COVID-19”). All patients in the SUNRISE-3 clinical trial, which is fully enrolled with 2,295 patients, have completed their last scheduled study visit. Atea is preparing for the analysis of the clinical trial data and subsequent reporting of the trial results. Atea is also currently conducting a global Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of hepatitis C virus (“HCV”), which is fully enrolled with 275 patients.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $502.2 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these condensed consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2024, no shares have been issued under the Sales Agreement.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results for the three months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim period.

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

For the three months ended June 30, 2024 and 2023, the Company recorded net credits of $0 and $7,877, respectively, from Roche. For the six months ended June 30, 2024 and 2023, the Company recorded net credits of $1,292 and $8,877, respectively, from Roche. The credits recorded represent changes in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. The close out activities were completed by Roche as of March 31, 2024. As a result, the Company did not record any net credits in the three months ended June 30, 2024 and does not expect to receive any related amounts from Roche in the future.

4. Marketable Securities

				As of June 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$148,097	$1	$(157)	$147,941
US Government agency securities	18,139	—	(19)	18,120
Commercial paper	13,842	—	(20)	13,822
Corporate bonds	79,022	3	(88)	78,937
Total	$259,100	$4	$(284)	$258,820

				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$155,816	$145	$(23)	$155,938
US Government agency securities	178,115	96	(51)	178,160
Commercial paper	39,461	14	(27)	39,448
Corporate bonds	60,684	65	(12)	60,737
Total	$434,076	$320	$(113)	$434,283

As of June 30, 2024, the Company held 56 securities that were in an unrealized loss position of $284 with an aggregate fair value of $235,848. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for either the three or the six months ended June 30, 2024.

None of the securities had remaining maturities longer than one year as of June 30, 2024.

The Company received proceeds of $355,948 and $380,889 from sales and maturities of marketable securities during the six months ended June 30, 2024 and 2023, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$235,894	$—	$—	$235,894
Marketable Securities
US Treasury obligations	—	147,941	—	147,941
US Government agency securities	—	18,120	—	18,120
Commercial paper	—	13,822	—	13,822
Corporate bonds	—	78,937	—	78,937
Total	$235,894	$258,820	$—	$494,714

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$143,740	$—	$—	$143,740
Marketable Securities
US Treasury obligations	—	155,938	—	155,938
US Government agency securities	—	178,160	—	178,160
Commercial paper	—	39,448	—	39,448
Corporate bonds	—	60,737	—	60,737
Total	$143,740	$434,283	$—	$578,023

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include treasury obligations, government agency securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the six months ended June 30, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2024	December 31, 2023
Research and development, including manufacturing and clinical expenditures	$15,299	$20,999
Payroll and payroll related	4,188	5,696
Professional fees and other	882	669
Total accrued expenses and other current liabilities	$20,369	$27,364

7. Common Stock

At June 30, 2024, the authorized capital of the Company included 300,000,000 shares of the Company’s common stock, of which 84,422,000 shares of the Company’s common stock were issued and outstanding. On all matters to be voted upon by the holders of the Company’s common stock, holders of the Company’s common stock are entitled to one vote per share. The holders of the Company’s common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of the Company's common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of the Company's common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2023, the shares available under the plan had increased by 12,450,364 shares since the inception of the 2020 Plan. In January 2024, the shares of the Company’s common stock available under the 2020 Plan increased by 4,171,775 shares. As of June 30, 2024, 5,370,429 shares of the Company’s common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase shares of the Company's common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Restricted Stock Units

During the three and six months ended June 30, 2024, the Company granted 177,600 and 1,126,100 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $611 and $4,557, respectively.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,337,517	$4.69
Granted	1,126,100	$4.05
Released	(927,932)	$4.65
Cancelled	(12,633)	$4.62
Unvested shares at June 30, 2024	2,523,052	$4.42

As of June 30, 2024, total unrecognized compensation expense related to restricted stock units was $9,158, which amount is being recognized over a remaining weighted average period of 1.9 years.

Performance-based Restricted Stock Units

As of December 31, 2023 the Company had 724,970 performance-based restricted stock units (“2022 PSUs”) outstanding. The 2022 PSUs provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of 2022 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through June 30, 2024, as achievement of the minimum performance criteria had not been deemed probable. The vesting of any eligible 2022 PSUs will occur in equal installments on January 31, 2025 and January 31, 2026.

During the six months ended June 30, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2024 one metric was deemed probable of achievement resulting in expense recognition of 50% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $183 and $303 for the three and six months ended June 30, 2024.

The following table summarizes the activity related to performance-based restricted stock units for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	724,970	$7.14
Granted	1,057,900	$4.16
Released	—	$—
Cancelled	—	$—
Unvested shares at June 30, 2024	1,782,870	$5.37

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2024	17,017,319	$15.30	7.1	$5,080
Granted	3,179,550	$4.10
Exercised	—	$—
Cancelled	(38,867)	$13.10
Outstanding at June 30, 2024	20,158,002	$13.54	7.1	$5,958
Vested and expected to vest at June 30, 2024	20,158,002	$13.54	7.1	$5,958
Vested and exercisable at June 30, 2024	13,094,578	$16.33	6.2	$5,937

During the three and six months ended June 30, 2024 the Company granted 247,200 and 3,179,550 stock options with an aggregate grant date fair value of $555 and $9,539, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock options generally vest over a service period of four years after grant and have a contractual term of ten years. As of June 30, 2024, total unrecognized compensation expense related to stock option awards was $42,058, which amount is being recognized over a remaining weighted average period of 2.4 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the closing of the Company’s initial public offering (“IPO”) in November 2020. The Company initially reserved a total of 1,187,000 shares of the Company’s common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2023 and January 2024, the number of shares of the Company’s common stock available for issuance under the ESPP was increased by 832,876 shares and 834,355 shares, respectively. As of June 30, 2024, 2,672,701 shares of the Company’s common stock were available for issuance under the ESPP.

Under the ESPP, the Company issued 58,555 shares of the Company's common stock for proceeds of $150 during the six months ended June 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$11,131	$11,417	$22,272	$23,297
Restricted stock units	1,372	903	2,662	1,503
Performance-based stock units	183	—	303	—
Employee stock purchase plan	34	33	69	88
Total stock-based compensation expense	$12,720	$12,353	$25,306	$24,888

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expense	$6,073	$5,545	$12,054	$11,473
General and administrative	6,647	6,808	13,252	13,415
Total stock-based compensation expense	$12,720	$12,353	$25,306	$24,888

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
			2024	2023
Net loss	$(40,522)	$(28,183)	$(103,691)	$(63,650)
Weighted average common shares outstanding, basic and diluted	84,253,700	83,399,377	84,069,646	83,361,398
Net loss per share, basic and diluted	$(0.48)	$(0.34)	$(1.23)	$(0.76)

The following shares were excluded from the computation of the net loss per share for the three and six months ended June 30, 2024 and 2023, respectively, due to the net loss during the periods as their effect is antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	20,158,002	16,891,027	20,158,002	16,891,027
Restricted stock units	2,523,052	2,337,517	2,523,052	2,337,517
Performance-based restricted stock units	1,782,870	724,970	1,782,870	724,970
Employee stock purchase plan	26,189	29,053	26,189	29,053

10. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of June 30, 2024.

As of June 30,
2024
Right-of-use asset	$1,538
Current lease liability	780
Non-current lease liability	1,245

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of June 30, 2024 were as follows.

As of June 30,
2024
Remainder of 2024	$411
2025	838
2026	855
Total lease payments	2,104
Less amount representing implied interest	79
Total lease liability	$2,025
Current portion of operating lease liabilities	$780
Non-current portion of operating lease liabilities	$1,245

For the three months ended June 30, 2024 and 2023, respectively, the Company recorded operating lease costs of $162, relating to its operating lease agreements. For the six months ended June 30, 2024 and 2023, respectively, the Company recorded operating lease costs of $323, relating to its operating lease agreements.

11. Income Taxes

The Company recorded income tax expense of $243 and $251 for the three months ended June 30, 2024 and 2023, respectively. The Company recorded income tax expense of $474 and $448 for the six months ended June 30, 2024 and 2023, respectively.

The Company maintained a full valuation allowance through June 30, 2024 due to uncertainty regarding its ability to utilize deferred tax assets.

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

13. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended June 30, 2024 and 2023, the Company recognized expense of $161 and $143, respectively, relating to matching contributions to the 401(k) Plan. During the six months ended June 30, 2024 and 2023, the Company recognized expense of $562 and $537, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $54 for each of the three and six month periods ended June 30, 2024 and 2023, respectively.

In June 2022, the Company entered into a consulting agreement with one of its directors. No expense was recognized in connection with this agreement for the three and six months ended June 30, 2024 or 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

Bemnifosbuvir

Derived from our internal discovery program, bemnifosbuvir (“AT-527”), is an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor that combines a unique nucleotide scaffold with novel double prodrugs for the intended purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite potentially resulting in an oral antiviral product candidate that is selective for and highly effective at preventing replication and transcription of SARS-CoV-2, the causative agent of COVID-19, HCV and other single ssRNA viruses while avoiding toxicity to host cells.

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

Currently, we are in the process of completing SUNRISE-3, a global Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of Coronavirus disease 2019 (“COVID-19”). All patients in the SUNRISE-3 clinical trial, which is fully enrolled with 2,295 patients, have completed their last scheduled study visit. We are preparing for the analysis of the clinical trial data and subsequent reporting of the trial results. SUNRISE-3 is a global multicenter, randomized, double-blind, placebo-controlled, Phase 3 clinical trial evaluating bemnifosbuvir or placebo administered concurrently with locally available standard of care (“SOC”) in high-risk outpatients with mild to moderate COVID-19. In March 2024, we completed enrollment of patients in this study. The SUNRISE-3 patient population consists of those aged ≥70 years (regardless of other risk factors), individuals aged ≥55 years with one or more risk factors, those aged ≥50 years with two or more risk factors, and individuals aged ≥18 years with specific risk factors, including immunocompromised conditions, irrespective of COVID-19 vaccination status. Patients were randomized 1:1 to receive bemnifosbuvir 550 mg twice-daily (“BID”) or placebo BID for five days.

The trial is comprised of two study populations based on the type of SOC received: 1) the “supportive care population,” evaluating bemnifosbuvir as monotherapy (primary analysis), and 2) the “combination antiviral population,” assessing combination therapy if the SOC includes other compatible antiviral drugs against COVID-19 (secondary analysis). In this study, 2,221 patients were enrolled into the supportive care monotherapy cohort and only 74 patients were enrolled into the combination cohort.

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

The objective of our HCV development program is to improve upon the current SOC by offering, if successfully developed, the combination of bemnifosbuvir and ruzasvir, as a potentially differentiated eight-week duration, pan-genotypic protease inhibitor-free regimen with low risk of drug-drug interactions for HCV-infected patients with or without cirrhosis.

The ongoing global Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis is fully enrolled with 275 HCV-infected, treatment-naïve patients across HCV GTs. The patients enrolled in the trial include a lead-in cohort of 60 patients without cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. The primary endpoints of the study are safety and sustained virologic response (“SVR”) at week 12 post-treatment (“SVR12”). Other virologic endpoints include virologic failure, SVR at week 24 post-treatment and resistance.

In June 2024, at the European Association for the Study of Liver Disease Congress, we presented data from the 60 patient lead-in cohort. These data showed an SVR12 rate of 97% following the eight weeks of treatment. Two patients in the lead-in cohort (genotype 1b and genotype 2b) experienced a post-treatment relapse. Each of these patients had low plasma drug levels and viral mutations that were similar at baseline and 12-weeks post-treatment time points, which we believe indicates that the relapse was due to treatment non-adherence rather than viral resistance. The data from the lead-in cohort also showed that viral kinetics were similar in genotype 1 and genotype 3 infected patients, including a 100% SVR12 rate in historically difficult-to-treat genotype 3 infected patients. In the lead-in cohort, the combination of bemnifosbuvir and ruzasvir was generally well tolerated. There were no drug-related serious adverse events or treatment discontinuations, and adverse events were mostly mild.

Final SVR12 results from all 275 patients enrolled in the global Phase 2 study are anticipated in the fourth quarter of 2024. If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in the fourth quarter of 2024.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $502.2 million in cash, cash equivalents and marketable securities at June 30, 2024. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of our COVID-19 SUNRISE 3 clinical trial and the completion of clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and to fund our activities into 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

Roche License Agreement

In October 2020, with Roche, we entered into a License Agreement (“Roche License Agreement”) with F. Hoffmann-LaRoche Ltd. and Genentech, Inc. (together, “Roche”) in connection with the global development, manufacture and commercialization of bemnifosbuvir, products containing bemnifosbuvir or AT-511, the free base of bemnifosbuvir, and related companion diagnostics. During the term of the Roche License Agreement, Roche and we jointly developed bemnifosbuvir for COVID-19 on a worldwide-basis and equally shared the costs associated with such development activities.

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

Merck License Agreement

In December 2021, we entered into a license agreement (“Merck License Agreement”) with MSD International GmbH, an affiliate of Merck & Co., Inc. (“Merck”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is an investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

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

Financial Operations Overview

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $502.2 million. Net cash used in operating activities was $82.1 million for the six months ended June 30, 2024.

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

We plan to continue to use third-party service providers, including clinical research organizations (“CROs”) to carry out our preclinical and clinical development, and contract manufacturing organizations (“CMOs”) to manufacture and supply the materials used during the development of our product candidates. Additionally, we expect to rely on CMOs for the manufacture of commercial supply of any product candidate we may successfully develop.

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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three months ended June 30, 2024 and 2023, we recorded a net reduction to research and development expenses of $0 million and $7.9 million, respectively, related to credits received from Roche. During the six months ended June 30, 2024 and 2023, we recorded a net reduction to research and development expenses of $1.3 million and $8.9 million, respectively, related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir. We do not anticipate to receive any additional credits from Roche or record any related additional net reductions to research and development expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
COVID-19 external costs	$11,487	$5,927	$50,739	$14,876
HCV external costs	10,501	3,110	16,454	6,482
Dengue external costs	22	1,139	22	4,432
Internal research and development costs	12,686	11,887	25,056	25,227
Total research and development costs	$34,696	$22,063	$92,271	$51,017

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$34,696	$22,063	$12,633
General and administrative	12,220	13,172	(952)
Total operating expenses	46,916	35,235	11,681
Loss from operations	(46,916)	(35,235)	(11,681)
Interest income and other, net	6,637	7,303	(666)
Loss before income taxes	(40,279)	(27,932)	(12,347)
Income tax expense	(243)	(251)	8
Net loss	$(40,522)	$(28,183)	$(12,339)

Research and Development Expenses

Research and development expenses increased by $12.6 million from $22.1 million for the three months ended June 30, 2023 to $34.7 million for the three months ended June 30, 2024. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. This increase was partially offset by a reduction of approximately $1.0 million in internal costs primarily due to a decrease in consulting and other research and development expenses.

General and Administrative Expenses

General and administrative expenses decreased by $1.0 million from $13.2 million for the three months ended June 30, 2023 to $12.2 million for the three months ended June 30, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $0.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to lower investment balances.

Income Taxes

We recorded an income tax expense of $0.2 million for each of the three months ended June 30, 2024 and June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$92,271	$51,017	$41,254
General and administrative	24,451	25,787	(1,336)
Total operating expenses	116,722	76,804	39,918
Loss from operations	(116,722)	(76,804)	(39,918)
Interest income and other, net	13,505	13,602	(97)
Loss before income taxes	(103,217)	(63,202)	(40,015)
Income tax expense	(474)	(448)	(26)
Net loss and comprehensive loss	$(103,691)	$(63,650)	$(40,041)

Research and Development Expenses

Research and development expenses increased by $41.3 million from $51.0 million for the six months ended June 30, 2023 to $92.3 million for the six months ended June 30, 2024. The increase was primarily driven by higher external spend related to our Phase 3 COVID-19 SUNRISE-3 clinical trial and our Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million from $25.8 million for the six months ended June 30, 2023 to $24.5 million for the six months ended June 30, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $0.1 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower investment balances.

Income Taxes

We recorded an income tax expense of $0.5 million and $0.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2024, we had cash, cash equivalents and marketable securities of $502.2 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2027.

We entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2024, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and related prospectus filed with the SEC on November 24, 2021, as amended.

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

See Part II, Item 1A,“Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash, cash equivalents, and restricted cash for each of the periods presented below:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(82,067)	$(45,970)
Investing activities	181,488	71,045
Financing activities	150	165
Net increase (decrease) in cash, cash equivalents and restricted cash	$99,571	$25,240

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $82.1 million. Cash used in operating activities was primarily due to a net loss of $103.7 million, a decrease in accrued expenses and other current liabilities of $6.7 million and an accretion of premium and discounts on marketable securities of $6.5 million, partially offset by a stock-based compensation expense of $25.3 million, a decrease in prepaid expenses and other current assets of $8.2 million and an increase in accounts payable of $1.2 million.

Net cash used in operating activities for the six months ended June 30, 2023 was $46.0 million. Net cash used in operating activities was primarily due to net loss of $63.7 million, an accretion of premium and discounts on marketable securities of $6.8 million and a net decrease in accounts payable and accrued expenses of $2.1 million, partially offset by stock-based compensation expense of $24.9 million and a decrease in prepaid expenses and other current assets of $1.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $181.5 million and consisted of sales and maturities of marketable securities of $356.0 million offset by purchases of marketable securities of $174.5 million.

Cash provided by investing activities for the six months ended June 30, 2023 was $71.0 million and consisted of sales and maturities of marketable securities of $380.9 million partially offset by purchases of marketable securities of $309.8 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.2 million and consisted of proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities for the six months ended June 30, 2023 was $0.2 million and consisted of proceeds from the shares sold under the Company's ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and six months ended June 30, 2024 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three and six months ended June 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $502.2 million, consisting of interest-bearing money market funds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Currently, we are in the process of completing SUNRISE-3, a global Phase 3 clinical trial evaluating bemnifosbuvir for the treatment of Coronavirus disease 2019 ("COVID-19"). All patients in the SUNRISE-3 clinical trial, which is fully enrolled with 2,295 patients, have completed their last scheduled study visit. We are preparing for the analysis of the clinical trial data and subsequent reporting of the trial results. In parallel with the conduct of SUNRISE-3, we are also engaging in efforts to identify a proprietary protease inhibitor product candidate that could potentially be combined with bemnifosbuvir for the treatment of COVID-19. Our efforts to develop a potential protease inhibitor to evaluate in combination with bemnifosbuvir are at a very early stage and we do not know if such efforts will be successful, or if successful, when such a protease inhibitor product candidate we identify may be permitted to enter clinical development. Before we can begin clinical development of a newly identified protease inhibitor product candidate, or any other product candidate, we will need to complete extensive preclinical studies to support the submission of an IND to the FDA or CTA to a comparable regulatory authority outside the US.

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

If we are unable to complete the assimilation and analysis of the SUNRISE-3 clinical trial data in the manner or on the timeline we anticipate or if data from our Phase 3 SUNRISE-3 clinical trial and other clinical trials are not supportive of further development or commercialization of one or more bemnifosbuvir COV19 product candidates, or the investor community otherwise has a negative reaction to any of the design of our clinical trials, expected time to complete our clinical trials or the clinical trial results, the demand for our common stock could decrease significantly, and the price of our common stock could decline substantially, which could result in significant losses for our stockholders.

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

Currently in the US and elsewhere, there are therapeutics available for the treatment of COVID-19 including two oral antiviral therapies, Paxlovid™ developed by Pfizer Inc. (“Pfizer”), which has been approved by the FDA, and Lagevrio™ developed by Merck & Co., Inc. and Ridgeback Biotherapeutics, Inc., which is authorized by FDA for emergency use for the treatment of high-risk COVID-19 patients. Additionally, Veklury®, a nucleotide prodrug developed by Gilead Sciences, is approved for the treatment of COVID-19 in adults and pediatric patients who are hospitalized or if not hospitalized have mild to moderate COVID-19 and are at high-risk for progression to severe COVID-19, including hospitalization and death. In Japan and Singapore, the oral protease inhibitor, ensitrelvir, branded Xocova®, developed and marketed by Shionogi, has been granted approval for use in patients with mild to moderate SARS-CoV-2 infection. In May 2024, Shionogi announced results from a global Phase 3 clinical trial evaluating ensitrelvir for the treatment of non-hospitalized COVID-19 patients, in which approximately 30% of the patients enrolled had risk factors for severe disease. While failing to meet the primary endpoint in the study, Shionogi announced that it remains committed to making ensitrelvir available to patients worldwide. Shionogi further announced that it will pursue discussions with regulatory bodies, including the FDA, regarding regulatory pathways while initiating submission of regulatory marketing authorization applications outside the US seeking the approval of ensitrelvir for the treatment of COVID-19.

In the US and elsewhere, Pfizer is conducting development of a second generation oral protease inhibitor. Other companies developing oral direct acting antivirals for treatment of COVID-19 include Cocrystal Pharma, Inc., RedHill Biopharma Ltd., Junshi Biosciences, and SyneuRx. In addition to oral therapeutics, efforts to develop and commercialize new mAbs for the prevention or treatment of COVID-19 are also ongoing and being conducted by Regeneron Pharmaceuticals Inc. and Invivyd, Inc. ("Invivyd") among others. In March 2024, Invivyd received authorization from the US FDA for emergency use of Pemgarda™, a monoclonal antibody for pre-exposure prophylaxis of COVID-19 in certain adults and adolescents with moderate-to-severe immune compromise.

In addition to therapeutics, in the US and elsewhere, vaccines indicated for active immunization to prevent COVID-19 and associated vaccine updates which are intended to extend the immunizing effect initiated with the administration of the initial vaccine have been approved or authorized for emergency use. Vaccine manufacturers, including Pfizer and BioNTech SE, Moderna, Inc. and Novavax, Inc. are continuing to develop new vaccines and vaccine updates that may have greater and longer immunizing effects against current and future variants of SARS-CoV-2.

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
•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by governments, employers and others or interruption of clinical trial subject visits and study procedures, or other difficulties in the conduct of the study in accordance with the clinical trial protocol, which may impact the integrity of subject data and clinical study endpoints;
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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles in developing or commercializing our products. For example, since the initiation of our the SUNRISE-3 Phase 3 clinical trial, there has been a significant decline in the observed rate of hospitalization and death associated with COVID-19. The primary endpoint of the SUNRISE-3 clinical trial is all cause hospitalization or death through Day 29 post-treatment. With the 2,221 patients in the supportive care monotherapy population cohort having now completed the study, we believe that the study is adequately powered for target rates of hospitalization and death of approximately 2 to 3% in patients who are at high-risk for disease progression. If the actual rate of hospitalization and death in the placebo cohort of patients is less, we may have completed the study but failed to reach the primary endpoint.

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

We have incurred significant operating expenses since our inception. For the six months ended June 30, 2024 and year ended December 31, 2023, our operating expenses were $116.7 million and $164.2 million, respectively. As of June 30, 2024, we had an accumulated deficit of $299.5 million.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development and manufacturing activities. We expect to continue to incur significant additional operating expenses and to incur operating losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, expand our research and development activities, discover or acquire and develop product candidates, including any product candidate we may seek to combine with bemnifosbuvir for the potential treatment of COVID-19, complete preclinical studies and clinical trials, scale up and complete manufacturing and supply chain activities, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

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

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of or other access to a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Additionally, all product candidates, with potentially the limited exception of bemnifosbuvir as a monotherapy for the treatment of COVID-19, will require additional preclinical and clinical development. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the completion of the Phase 3 SUNRISE-3 clinical trial, and if the SUNRISE-3 clinical trial is successful, seeking regulatory approval of bemnifosbuvir as a monotherapy for the treatment of high-risk outpatients with mild or moderate COVID-19, the completion of our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and if the Phase 2 clinical trial is successful, Phase 3 clinical development of this HCV combination product candidate. Additionally, we anticipate that we will incur substantial expenses in connection with the discovery, license or other acquisition and potential development of a combination bemnifosbuvir COV19 product candidate or other product candidates, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular our current Phase 2 and any potential Phase 3 clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV;
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

We incurred a net loss of $103.7 million for the six months ended June 30, 2024. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical and clinical development in some cases and in all cases will require regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including the readout of data from Phase 3 SUNRISE-3 clinical trial for the treatment of high risk outpatients with mild to moderate COVID-19, the ongoing Phase 2 trial, and any subsequent Phase 3 trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, potential clinical trials evaluating a bemnifosbuvir combination regimen for the treatment of COVID-19, preclinical studies and other future clinical trials of other product candidates, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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

We cannot be certain that, if approved, the safety and efficacy profile of any product will be consistent with the results observed in clinical trials, or in the case of a bemnifosbuvir COV19 product candidate, that it will demonstrate efficacy against continuing mutations of the SARS-COV-2 virus, the causative agent of COVID-19. If we are not successful in the clinical development of a bemnifosbuvir COV19 product candidate or our other most advanced product candidates, the required regulatory approvals for these product candidates are not obtained, there are significant delays in the development or approval of these product candidates or supplying on an uninterrupted basis commercial quantities of approved products or for any other reason approved products, if any, are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in October 2021 of bemnifosbuvir to meet the primary endpoint in the overall patient population in the Phase 2 MOONSONG clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. This may be particularly true in the development of therapeutics for the treatment of COVID-19, including our development of bemnifosbuvir COV19 product candidates, where the evolution of the virus and disease have occurred at such a rapid rate that product candidates in development have the potential to become obsolete before clinical development is completed. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the MORNINGSKY study upon which we relied to initiate the Phase 3 SUNRISE-3 clinical trial and continue clinical development of bemnifosbuvir for the treatment of COVID-19, as well as the data from the lead-in cohort in our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

If we encounter difficulties enrolling and retaining enrolled patients in our clinical trials and having patients comply with the clinical trial protocol, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain adherent to the protocol and in the trial until its conclusion. A delay in the completion of the study would also delay our ability to seek regulatory approval to commercialize the product candidate which is being evaluated in the clinical trial.

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
•
the risk that patients enrolled in the clinical trial will fail to adhere to the protocol; and
•
other factors outside of our control, such as the occurrence of a global health crisis similar to COVID-19 which, among other things, created substantial burdens on healthcare providers who were required to prioritize immediate critical patient care over clinical research, political unrest, war and terrorism.

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

Patients failing to adhere to the protocol, whether as a result of failing to take the drug as directed or otherwise, may adversely impact the clinical trial results if the lack of adherence or other failure to follow the protocol contributes to or results in the patient failing to meet the clinical trial primary endpoint. For example, in our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir, it has been determined that two patients in the lead cohort of 60 patients who failed to achieve the primary endpoint of sustained virologic response at week 12 post-treatment were not adherent to the clinical trial protocol schedule of eight weeks administration of the combination.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. For example, in January and February 2024, and more recently in June 2024, we announced preliminary, then-available data from the 60 patients lead-in cohort in our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Similar to all preliminary and then-available data, these results and related findings and conclusions are subject to change as additional data becomes available or following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line data should be viewed with caution until the final data are available.

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

If available at the time we have obtained the results from our Phase 3 SUNRISE-3 clinical trial or any subsequent Phase 3 clinical trial we may conduct of a bemnifosbuvir COV19 product candidate, we may seek an EUA from the FDA or comparable emergency use authorizations from foreign regulatory authorities with respect to our bemnifosbuvir COV19 product candidates. The FDA has the authority to issue an EUA, pursuant to the Federal FDCA and a declaration by the HHS Secretary, that circumstances exist justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances then existed that justified authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that subsequently issued for a specific product. Once an EUA declaration has been issued and remains in place, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the chemical, biological, radiological or nuclear (“CBRN") threat, that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN threat and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.

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

The FDA’s policies regarding an EUA can change unexpectedly. We cannot predict how long any authorization, if obtained, would remain in place. The FDA’s policies regarding vaccines and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Moreover, the federal government has taken steps to terminate distinct emergency authorizations related to COVID-19. For example, following the expiration on May 11, 2023 of the COVID-19 public health emergency under the Public Health Service Act, although the FDA has maintained its authority to grant EUAs to qualifying products, certain FDA policies and operational procedures related to COVID-19 expired, and the FDA has continued to return to normal operations, including a potential transition of products marketed under EUAs, to the conventional FDA requirements, including premarket authorization requirements. Changes in COVID-19 pandemic related policies and procedures and resumption of pre-pandemic operations are also occurring at regulatory agencies outside the US. Among other things, these changes include a return to longer periods for review of CTAs and market authorization applications than was occurring during the pandemic.

Therefore, even if we believe the results from our Phase 3 SUNRISE-3 clinical trial and any other COVID-19 clinical trials we may initiate are positive, we may be unable to obtain an EUA or other emergency authorizations for a bemnifosbuvir COV19 product candidate at all or in a timely manner. Moreover, even if we do obtain an EUA or comparable emergency authorization, it is possible that such EUA or other authorizations may be revoked and we may be required to cease any commercialization activities, until, if ever, we receive NDA approval for such product. Any cessation of commercialization activities would adversely impact our business, financial condition and results of operations.

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

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, New Zealand, Brazil, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Philippines, Georgia, Russia, Saudi Arabia, Ukraine, Colombia and Mexico, and is also pending in certain other countries and regions. The European Patent Office has also indicated allowability of the claims.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under), in September 2022, we received notification of additional Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This additional Pre-Grant Opposition challenged our then pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. A hearing on the matter was held in April 2024. In June 2024, the Indian Patent Office issued a decision refusing the claims to bemnifosbuvir. This decision was not appealed. While we intend to continue to vigorously defend our patent claims on AT-511 or a pharmaceutically acceptable salt thereof and its use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to the Pre-Grant Opposition of AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under) and whether it would allow our patent claims. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or its use to treat HCV in India unless and until this Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive a patent or patents on AT-511, or its use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if one or both of the patents issue, one or more Post-Grant Oppositions, challenging our patent rights in AT-511.

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

As of August 5, 2024, we had 75 full-time employees. Our focus on the clinical development of product candidates in two distinct disease indications requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

Our restated certificate of incorporation, specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders, other than suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and any action that the Court of Chancery of the State of Delaware has dismissed for lack of subject matter jurisdiction, which may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation also specifies that unless we consent in writing to the selection of an alternate forum, the federal district courts of the US shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

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

All shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No.333-249404), as amended (the “Registration Statement”), declared effective by the SEC on October 29, 2020.

We received net proceeds of approximately $317.6 million after deducting underwriting discounts and commissions and offering expenses.

As of the date of this filing, all net proceeds from the IPO have been applied.

Item 5. Other Information.

Other than as disclosed below, during the three months ended June 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On June 17, 2024, Maria Arantxa Horga, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K. This arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) and provides for the sale of up to 67,198 shares of the Company’s common stock. The exact number of shares of common stock that will be sold is not determinable and will depend on the number of shares sold to cover tax withholding obligations in connection with the vesting of 41,534 restricted stock units previously granted. The 10b5-1 plan expires on June 15, 2025.

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

ATEA PHARMACEUTICALS, INC.

Date: August 7, 2024	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2024	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)