Form 10-Q
period 2024-09-30
Atea Pharmaceuticals, Inc.
filed 2024-11-07
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 4, 2024, the registrant had 84,463,059 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding federal, state and foreign laws and regulations; and
•
our ability to attract, motivate, and retain key personnel.

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

i

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
•
Our business is highly dependent on the success of our most advanced product candidate. If we fail to successfully develop the combination of bemnifosbuvir and ruzasvir for the treatment of HCV or we are unable to obtain regulatory approval or successfully commercialize any of our product candidates, or are significantly delayed in doing so, our business will be harmed.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$98,463	$143,823
Marketable securities	384,350	434,283
Prepaid expenses and other current assets	4,093	12,349
Total current assets	486,906	590,455
Property and equipment, net	977	1,289
Other assets	1,683	1,396
Operating lease right-of-use assets, net	1,391	1,828
Total assets	$490,957	$594,968
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,785	$4,252
Accrued expenses and other current liabilities	18,615	27,364
Current portion of operating lease liabilities	790	760
Total current liabilities	25,190	32,376
Operating lease liabilities	1,045	1,642
Income taxes payable	6,201	5,758
Total liabilities	32,436	39,776
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 84,463,059 and 83,435,513 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	84	83
Additional paid-in capital	788,473	750,737
Accumulated other comprehensive gain	641	207
Accumulated deficit	(330,677)	(195,835)
Total stockholders’ equity	458,521	555,192
Total liabilities and stockholders’ equity	$490,957	$594,968

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses
Research and development	$26,159	$28,181	$118,430	$79,198
General and administrative	11,043	12,604	35,494	38,391
Total operating expenses	37,202	40,785	153,924	117,589
Loss from operations	(37,202)	(40,785)	(153,924)	(117,589)
Interest income and other, net	6,277	7,864	19,782	21,466
Loss before income taxes	(30,925)	(32,921)	(134,142)	(96,123)
Income tax expense	(226)	(221)	(700)	(669)
Net loss	$(31,151)	$(33,142)	$(134,842)	$(96,792)
Other comprehensive loss
Unrealized gain on available-for-sale investments	921	48	434	422
Comprehensive loss	$(30,230)	$(33,094)	$(134,408)	$(96,370)
Net loss per share — basic and diluted	$(0.37)	$(0.40)	$(1.60)	$(1.16)
Weighted-average number of common shares — basic and diluted	84,422,000	83,399,769	84,198,117	83,374,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	84	763,472	(181)	(259,004)	504,371
Issuance upon vesting of restricted stock units	198,900	—	—	—	—	—
Stock-based compensation expense	—	—	12,720	—	—	12,720
Other comprehensive income (loss)	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(40,522)	(40,522)
Balance—June 30, 2024	84,422,000	84	776,192	(280)	(299,526)	476,470
Issuance of common stock under employee stock purchase plan	41,059	—	117	—	—	117
Stock-based compensation expense	—	—	12,164	—	—	12,164
Other comprehensive income (loss)	—	—	—	921	—	921
Net loss	—	—	—	—	(31,151)	(31,151)
Balance—September 30, 2024	84,463,059	$84	$788,473	$641	$(330,677)	$458,521

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2023	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance upon vesting of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	57,803	—	165	—	—	165
Stock-based compensation expense	—	—	12,535	—	—	12,535
Other comprehensive income (loss)	—	—	—	377	—	377
Net loss	—	—	—	—	(35,467)	(35,467)
Balance—March 31, 2023	83,399,377	83	713,752	(307)	(95,346)	618,182
Stock-based compensation expense	—	—	12,353	—	—	12,353
Other comprehensive income (loss)	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(28,183)	(28,183)
Balance—June 30, 2023	83,399,377	83	726,105	(310)	(123,529)	602,349
Issuance of common stock under employee stock purchase plan	36,136	—	92	—	—	92
Stock-based compensation expense	—	—	12,383	—	—	12,383
Other comprehensive income (loss)	—	—	—	48	—	48
Net loss	—	—	—	—	(33,142)	(33,142)
Balance—September 30, 2023	83,435,513	$83	$738,580	$(262)	$(156,671)	$581,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(134,842)	$(96,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	37,470	37,271
Depreciation and amortization expense	312	312
Accretion of premium and discounts on marketable securities	(9,108)	(11,101)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,256	6,023
Other assets	(287)	98
Accounts payable	1,533	(2,156)
Accrued expenses and other liabilities	(8,306)	2,904
Operating lease liabilities	(130)	(120)
Net cash used in operating activities	(105,102)	(63,561)
Cash flows from investing activities
Purchases of marketable securities	(402,702)	(515,132)
Sales and maturities of marketable securities	462,177	527,664
Net cash provided by investing activities	59,475	12,532
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	267	257
Net cash provided by financing activities	267	257
Net decrease in cash and cash equivalents	(45,360)	(50,772)
Cash and cash equivalents at the beginning of period	143,823	188,658
Cash and cash equivalents at the end of period	$98,463	$137,886

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

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. Currently, the Company is evaluating the combination of bemnifosbuvir, a nucleotide NS5B inhibitor, and ruzasvir, an NS5A inhibitor, for the treatment of hepatitis C virus (“HCV”) in a global Phase 2 clinical trial which is fully enrolled with 275 patients. The Company expects to report topline results from this study in the fourth quarter of 2024. If the Phase 2 clinical trial is successful, subject to discussion and alignment with regulatory authorities, the Company anticipates to initiate Phase 3 clinical development of this combination product candidate in 2025.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $482.8 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these condensed consolidated financial statements.

In November 2021, the Company entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares may be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus filed with the Securities and Exchange Commission (“SEC”) on November 24, 2021, as amended. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2024, no shares have been issued under the Sales Agreement.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2024, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The results for the three months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, or any other interim period.

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

For the three months ended September 30, 2024 and 2023, the Company recorded net credits of $0 and $3,748, respectively, from Roche. For the nine months ended September 30, 2024 and 2023, the Company recorded net credits of $1,292 and $12,625, respectively, from Roche. The credits recorded represent changes in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. The close out activities were completed by Roche as of March 31, 2024. As a result, the Company did not record any net credits in the three months ended September 30, 2024 and does not expect to receive any related amounts from Roche in the future.

4. Marketable Securities

				As of September 30, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$128,478	$150	$—	$128,628
US Government agency securities	22,059	34	(1)	22,092
Asset-backed securities	54,884	121	(3)	55,002
Commercial paper	16,704	16	—	16,720
Corporate bonds	161,584	327	(3)	161,908
Total	$383,709	$648	$(7)	$384,350

				As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$155,816	$145	$(23)	$155,938
US Government agency securities	178,115	96	(51)	178,160
Commercial paper	39,461	14	(27)	39,448
Corporate bonds	60,684	65	(12)	60,737
Total	$434,076	$320	$(113)	$434,283

As of September 30, 2024, the Company held five securities that were in an unrealized loss position of $7 with an aggregate fair value of $16,157. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for either the three or the nine months ended September 30, 2024.

None of the securities had remaining maturities longer than one year as of September 30, 2024.

The Company received proceeds of $462,177 and $527,664 from sales and maturities of marketable securities during the nine months ended September 30, 2024 and 2023, respectively.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$90,641	$—	$—	$90,641
Marketable Securities
US Treasury obligations	—	128,628	—	128,628
US Government agency securities	—	22,092	—	22,092
Asset-backed securities	—	55,002	—	55,002
Commercial paper	—	16,720	—	16,720
Corporate bonds	—	161,908	—	161,908
Total	$90,641	$384,350	$—	$474,991

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$143,740	$—	$—	$143,740
Marketable Securities
US Treasury obligations	—	155,938	—	155,938
US Government agency securities	—	178,160	—	178,160
Commercial paper	—	39,448	—	39,448
Corporate bonds	—	60,737	—	60,737
Total	$143,740	$434,283	$—	$578,023

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include treasury obligations, government agency securities, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the nine months ended September 30, 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2024	December 31, 2023
Research and development, including manufacturing and clinical expenditures	$13,652	$20,999
Payroll and payroll related	4,535	5,696
Professional fees and other	428	669
Total accrued expenses and other current liabilities	$18,615	$27,364

7. Common Stock

At September 30, 2024, the authorized capital of the Company included 300,000,000 shares of the Company’s common stock, of which 84,463,059 shares of the Company’s common stock were issued and outstanding. On all matters to be voted upon by the holders of the Company’s common stock, holders of the Company’s common stock are entitled to one vote per share. The holders of the Company’s common stock have no preemptive, redemption or conversion rights.

8. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of the Company's common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of the Company's common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of the Company's common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2023, the shares available under the plan had increased by 12,450,364 shares since the inception of the 2020 Plan. In January 2024, the shares of the Company’s common stock available under the 2020 Plan increased by 4,171,775 shares. As of September 30, 2024, 5,362,362 shares of the Company’s common stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). Upon any cancellation of outstanding option awards to purchase shares of the Company's common stock under the 2013 Plan, such shares will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2024	17,017,319	$15.30	7.1	$5,080
Granted	3,213,550	$4.10
Exercised	—	$—
Cancelled	(64,800)	$18.27
Outstanding at September 30, 2024	20,166,069	$13.51	6.8	$6,095
Vested and expected to vest at September 30, 2024	20,166,069	$13.51	6.8	$6,095
Vested and exercisable at September 30, 2024	14,010,255	$16.28	6.1	$6,075

During the three and nine months ended September 30, 2024 the Company granted 34,000 and 3,213,550 stock options with an aggregate grant date fair value of $83 and $9,622, respectively.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the estimated fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the Company’s common stock.

Stock options generally vest over a service period of four years after grant and have a contractual term of ten years. As of September 30, 2024, total unrecognized compensation expense related to stock option awards was $31,529, which amount is being recognized over a remaining weighted average period of 2.3 years.

Restricted Stock Units

During the nine months ended September 30, 2024, the Company granted 1,126,100 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $4,557.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,337,517	$4.69
Granted	1,126,100	$4.05
Released	(927,932)	$4.65
Cancelled	(12,633)	$4.62
Unvested shares at September 30, 2024	2,523,052	$4.42

As of September 30, 2024, total unrecognized compensation expense related to restricted stock units was $7,801, which amount is being recognized over a remaining weighted average period of 1.7 years.

Performance-based Restricted Stock Units

As of December 31, 2023 the Company had 724,970 performance-based restricted stock units (“2022 PSUs”) outstanding. The 2022 PSUs provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of 2022 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company has not recognized any compensation expense through September 30, 2024, as achievement of the minimum performance criteria had not been deemed probable. The vesting of any eligible 2022 PSUs will occur in equal installments on January 31, 2025 and January 31, 2026.

During the nine months ended September 30, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2024 one metric was deemed probable of achievement resulting in expense recognition of 50% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $185 and $488 for the three and nine months ended September 30, 2024.

The following table summarizes the activity related to performance-based restricted stock units for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	724,970	$7.14
Granted	1,057,900	$4.16
Released	—	$—
Cancelled	—	$—
Unvested shares at September 30, 2024	1,782,870	$5.37

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the closing of the Company’s initial public offering (“IPO”) in November 2020. The Company initially reserved a total of 1,187,000 shares of the Company’s common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company’s common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2022, there was no increase in the number of shares reserved for issuance under the ESPP. In January 2023 and January 2024, the number of shares of the Company’s common stock available for issuance under the ESPP was increased by 832,876 shares and 834,355 shares, respectively. As of September 30, 2024, 2,631,642 shares of the Company’s common stock were available for issuance under the ESPP.

Under the ESPP, the Company issued 41,059 and 99,614 shares of the Company's common stock for proceeds of $117 and $267 during the three and nine months ended September 30, 2024.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$10,612	$11,295	$32,884	$34,592
Restricted stock units	1,356	1,087	4,018	2,590
Performance-based stock units	185	—	488	—
Employee stock purchase plan	11	1	80	89
Total stock-based compensation expense	$12,164	$12,383	$37,470	$37,271

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expense	$5,815	$5,564	$17,869	$17,037
General and administrative	6,349	6,819	19,601	20,234
Total stock-based compensation expense	$12,164	$12,383	$37,470	$37,271

9. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(31,151)	$(33,142)	$(134,842)	$(96,792)
Weighted average common shares outstanding, basic and diluted	84,422,000	83,399,769	84,198,117	83,374,328
Net loss per share, basic and diluted	$(0.37)	$(0.40)	$(1.60)	$(1.16)

The following shares were excluded from the computation of the net loss per share for the three and nine months ended September 30, 2024 and 2023, respectively, due to the net loss during the periods as their effect is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	20,166,069	17,006,319	20,166,069	17,006,319
Restricted stock units	2,523,052	2,337,517	2,523,052	2,337,517
Performance-based restricted stock units	1,782,870	724,970	1,782,870	724,970

10. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of September 30, 2024.

As of September 30,
2024
Right-of-use asset	$1,391
Current lease liability	790
Non-current lease liability	1,045

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of September 30, 2024 were as follows.

As of September 30,
2024
Remainder of 2024	$205
2025	838
2026	855
Total lease payments	1,898
Less amount representing implied interest	63
Total lease liability	$1,835
Current portion of operating lease liabilities	$790
Non-current portion of operating lease liabilities	$1,045

For each of the three months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $162, relating to its operating lease agreements. For each of the nine months ended September 30, 2024 and 2023, the Company recorded operating lease costs of $485, relating to its operating lease agreements.

11. Income Taxes

The Company recorded income tax expense of $226 and $221 for the three months ended September 30, 2024 and 2023, respectively. The Company recorded income tax expense of $700 and $669 for the nine months ended September 30, 2024 and 2023, respectively.

The Company maintained a full valuation allowance through September 30, 2024 due to uncertainty regarding its ability to utilize deferred tax assets.

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

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company will be required to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone in the amount of $5.0 million would be payable upon the commencement of the HCV Phase 3 clinical trial that the Company is currently planning.

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

13. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended September 30, 2024 and 2023, the Company recognized expense of $149 and $105, respectively, relating to matching contributions to the 401(k) Plan. During the nine months ended September 30, 2024 and 2023, the Company recognized expense of $711 and $642, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

The Company is party to a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $81 for each of the three and nine month periods ended September 30, 2024 and 2023, respectively.

In June 2022, the Company entered into a consulting agreement with one of its directors. No expense was recognized in connection with this agreement for the three and nine months ended September 30, 2024 or 2023.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Currently, we are developing our lead product candidate, the combination of bemnifosbuvir and ruzasvir, an NS5A inhibitor, for the treatment of hepatitis C virus (“HCV”) infection.

Bemnifosbuvir

Derived from our internal discovery program, bemnifosbuvir, is an investigational, novel, orally administered guanosine nucleotide analog polymerase inhibitor that combines a unique nucleotide scaffold with novel double prodrugs for the intended purpose of inhibiting the enzymes central to viral replication. We believe that utilizing this double prodrug moiety approach allows us to maximize formation of the active metabolite potentially resulting in an oral antiviral product candidate that is selective for and highly effective at preventing replication and transcription of HCV and other single ssRNA viruses while avoiding toxicity to host cells.

HCV

Despite the availability of direct acting antiviral oral combination treatment regimens, HCV continues to be a serious viral disease in the US and globally. Approximately 58 million people globally are living with chronic HCV infection. The WHO estimates a global incidence of 1.5 million new infections and 290,000 deaths per year.

In the US, HCV is recognized as a health crisis with approximately 2.4 million individuals estimated to be infected. Prevalence of HCV in the US is expected to remain constant over the coming years as rising HCV incidence largely attributable to the opioid crisis, IV drug use, and HCV reinfection, especially among younger adults, offsets the number of new patients treated.

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

The ongoing global Phase 2 clinical trial of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients either without cirrhosis or with compensated cirrhosis is fully enrolled with 275 HCV-infected, treatment-naïve patients across HCV GTs. The patients enrolled in the trial include a lead-in cohort of 60 patients without cirrhosis. This study is designed to evaluate the safety and efficacy of eight weeks of treatment with the combination consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. The primary endpoints of the study are safety and sustained virologic response (“SVR”) at week 12 post-treatment (“SVR12”) in the per-protocol adherent population. Other virologic endpoints include SVR12 in the per-protocol population regardless of treatment adherence, which we refer to as the efficacy evaluable population, virologic failure, SVR at week 24 post-treatment and resistance.

In June 2024, at the European Association for the Study of Liver Disease Congress, we presented data from the 60 patient lead-in cohort. These data showed an SVR12 rate of 97% in the efficacy evaluable population following the eight weeks of treatment. Two patients in the lead-in cohort (genotype 1b and genotype 2b) experienced a post-treatment relapse. Each of these patients had low plasma drug levels and viral mutations that were similar at baseline and 12-weeks post-treatment time points, which we believe indicates that the relapse was due to treatment non-adherence rather than viral resistance. The data from the lead-in cohort also showed that viral kinetics were similar in genotype 1 and genotype 3 infected patients, including a 100% SVR12 rate in historically difficult-to-treat genotype 3 infected patients. In the lead-in cohort, the combination of bemnifosbuvir and ruzasvir was generally well tolerated. There were no drug-related serious adverse events or treatment discontinuations, and adverse events were mostly mild.

Final SVR12 results from all 275 patients enrolled in the global Phase 2 study are anticipated in the fourth quarter of 2024. If the Phase 2 study is successfully completed, subject to discussion and alignment with regulatory authorities, we anticipate initiating a Phase 3 clinical development program in 2025.

COVID-19

In September 2024 we announced the outcome of the global Phase 3 SUNRISE-3 trial evaluating bemnifosbuvir versus placebo for the treatment of COVID-19. The trial did not meet the primary endpoint of a statistically significant reduction in all-cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high-risk patients with mild to moderate COVID-19. We believe that the unfavorable results from this study were impacted by the constantly evolving variants of COVID-19 and rapidly changing natural history of the disease, which has trended toward a milder disease where it makes it difficult to demonstrate the impact of a direct acting antiviral. This has led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19. In SUNRISE-3, bemnifosbuvir was generally safe and well tolerated. Currently, we continue to wind down and close out the study.

Other

Separately, we are engaging in efforts to discover a potential protease inhibitor product candidate for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses. Our efforts in this regard remain at early stages and no clinical candidate has yet to be nominated.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $482.8 million in cash, cash equivalents and marketable securities at September 30, 2024. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and to fund our activities through 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Our failure to meet the primary endpoints of our COVID-19 SUNRISE-3 Phase 3 clinical trial may make such financing more difficult. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

In addition to a non-refundable upfront payment that we made in February 2022, we will be required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone, in the amount of $5.0 million, would be payable upon the commencement of the HCV Phase 3 clinical trial that we are currently planning to initiate in 2025 subject to discussion and alignment with regulatory authorities.

Financial Operations Overview

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $482.8 million. Net cash used in operating activities was $105.1 million for the nine months ended September 30, 2024.

We expect that our net cash used in operating activities will remain significant as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, manufacture such products at commercial scale and otherwise pursue commercialization activities; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash and cash equivalents will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Our failure to meet the primary endpoint of our COVID-19 SUNRISE-3 Phase 3 clinical trial may make such financing more difficult. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
advance the clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV which is expected to include later stage Phase 3 development, if the Phase 2 clinical trial we are currently conducting is successful;

•
continue discovery and IND-enabling activities in anticipation of nominating a protease inhibitor product candidate for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses;
•
initiate clinical development of a protease inhibitor for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses;
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

As discussed in Note 3 to our unaudited condensed consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the three months ended September 30, 2024 and 2023, we recorded a net reduction to research and development expenses of $0 million and $3.7 million, respectively, related to credits received from Roche. During the nine months ended September 30, 2024 and 2023, we recorded a net reduction to research and development expenses of $1.3 million and $12.6 million, respectively, related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir. We do not anticipate to receive any additional credits from Roche or record any related additional net reductions to research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
COVID-19 external costs	$6,236	$10,122	$56,975	$25,930
HCV external costs	8,578	5,345	25,032	11,729
Dengue external costs	12	1,003	34	5,417
Internal research and development costs	11,333	11,711	36,389	36,122
Total research and development costs	$26,159	$28,181	$118,430	$79,198

We are focusing substantially all of our resources on the development of our product candidates. We expect our research and development expenses to vary quarter over quarter particularly as we advance our HCV clinical program into Phase 3 clinical development if our Phase 2 clinical trial is successful, pursue regulatory approval of our product candidates and prepare for the possible commercialization of these product candidates. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our product candidates, if ever, will receive regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$26,159	$28,181	$(2,022)
General and administrative	11,043	12,604	(1,561)
Total operating expenses	37,202	40,785	(3,583)
Loss from operations	(37,202)	(40,785)	3,583
Interest income and other, net	6,277	7,864	(1,587)
Loss before income taxes	(30,925)	(32,921)	1,996
Income tax expense	(226)	(221)	(5)
Net loss	$(31,151)	$(33,142)	$1,991

Research and Development Expenses

Research and development expenses decreased by $2.0 million from $28.2 million for the three months ended September 30, 2023 to $26.2 million for the three months ended September 30, 2024. The net decrease was primarily driven by lower external spend related to our COVID-19 Phase 3 SUNRISE-3 clinical trial offset by higher spend related to our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir.

General and Administrative Expenses

General and administrative expenses decreased by $1.6 million from $12.6 million for the three months ended September 30, 2023 to $11.0 million for the three months ended September 30, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $1.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to lower investment balances.

Income Taxes

We recorded an income tax expense of $0.2 million for each of the three months ended September 30, 2024 and 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$118,430	$79,198	$39,232
General and administrative	35,494	38,391	(2,897)
Total operating expenses	153,924	117,589	36,335
Loss from operations	(153,924)	(117,589)	(36,335)
Interest income and other, net	19,782	21,466	(1,684)
Loss before income taxes	(134,142)	(96,123)	(38,019)
Income tax expense	(700)	(669)	(31)
Net loss and comprehensive loss	$(134,842)	$(96,792)	$(38,050)

Research and Development Expenses

Research and development expenses increased by $39.2 million from $79.2 million for the nine months ended September 30, 2023 to $118.4 million for the nine months ended September 30, 2024. The net increase was primarily driven by higher external spend related to our COVID-19 Phase 3 SUNRISE-3 clinical trial and our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir.

General and Administrative Expenses

General and administrative expenses decreased by $2.9 million from $38.4 million for the nine months ended September 30, 2023 to $35.5 million for the nine months ended September 30, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $1.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower investment balances.

Income Taxes

We recorded an income tax expense of $0.7 million for each of the nine months ended September 30, 2024 and 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2024, we had cash, cash equivalents and marketable securities of $482.8 million. Based upon our current operating plan, we believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027.

We entered into an open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), in 2021 pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2024, no shares have been issued under the Sales Agreement. The shares may be offered and sold under the Company’s shelf registration statement on Form S-3 and related prospectus filed with the SEC on November 24, 2021, as amended.

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

We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future. The failure of our COVID-19 Phase 3 SUNRISE-3 clinical trial to meet its primary endpoint may make this capital raising effort more difficult. We may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. The additional capital that we will require will depend upon many factors, including:

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by (used in):
Operating activities	$(105,102)	$(63,561)
Investing activities	59,475	12,532
Financing activities	267	257
Net decrease in cash and cash equivalents	$(45,360)	$(50,772)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $105.1 million. Cash used in operating activities was primarily due to a net loss of $134.8 million, a decrease in accrued expenses and other current liabilities of $8.4 million and an accretion of premium and discounts on marketable securities of $9.1 million, partially offset by a stock-based compensation expense of $37.5 million, a decrease in prepaid expenses and other current assets of $8.3 million and an increase in accounts payable of $1.5 million.

Net cash used in operating activities for the nine months ended September 30, 2023 was $63.6 million. Net cash used in operating activities was primarily due to net loss of $96.8 million, accretion of premium and discounts on marketable securities of $11.1 million and a net decrease in accounts payable of $2.1 million, partially offset by stock-based compensation expense of $37.3 million, a decrease in prepaid expenses of $6.0 million and an increase in accrued expenses of $2.9 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $59.5 million and consisted of sales and maturities of marketable securities of $462.1 million offset by purchases of marketable securities of $402.7 million.

Cash provided by investing activities for the nine months ended September 30, 2023 was $12.5 million and consisted of sales and maturities of marketable securities of $527.7 million partially offset by purchases of marketable securities of $515.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.3 million and consisted of proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities for the nine months ended September 30, 2023 was $0.3 million and consisted of proceeds from the issuance of our common stock under the ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and nine months ended September 30, 2024 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Our critical accounting policies and estimates are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. We believe that these accounting policies are critical to understanding our historical and future performance, as these policies relate to significant areas involving management’s judgments and estimates. During the three and nine months ended September 30, 2024, there were no material changes to our critical accounting policies and estimates from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $482.8 million, consisting primarily of money market funds, US Treasury obligations, US government agency securities, asset-backed securities, commercial paper and corporate bonds, for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to successfully develop, obtain marketing approval, manufacture a product at commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or have third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles in developing or commercializing our products. For example in September 2024, we announced that the SUNRISE-3 Phase 3 clinical trial we conducted to evaluate bemnifosbuvir versus placebo for the treatment of COVID-19 did not meet the primary endpoint of a statistically significant reduction in all cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high risk patients with mild to moderate COVID-19. We believe that the unfavorable results from this study were impacted by the constantly evolving variants of COVID-19 and rapidly changing natural history of the disease, which has trended toward a milder disease where it makes it difficult to demonstrate the impact of a direct acting antiviral. This has led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19.

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

We have incurred significant operating expenses since our inception. For the nine months ended September 30, 2024 and year ended December 31, 2023, our operating expenses were $153.9 million and $164.2 million, respectively. As of September 30, 2024, we had an accumulated deficit of $330.7 million.

We have not commercialized any products and have never generated any revenue from product sales. We have devoted almost all of our financial resources to research and development, including our clinical trials and preclinical development and manufacturing activities. We expect to continue to incur significant additional operating expenses and to incur operating losses for the foreseeable future as we seek to advance product candidates through clinical development, continue preclinical development, pursue research and development activities, discover or acquire and develop product candidates, complete preclinical studies and clinical trials, scale up and complete manufacturing and supply chain activities, seek regulatory approval and, if we receive regulatory approval, commercialize our products.

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the US or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials.

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. For example, as we advanced and completed the enrollment of our COVID-19 Phase 3 SUNRISE-3 clinical trial, our operating expenses increased. We anticipate that operating expenses will also increase in the future if and as we undertake and complete any additional late stage clinical trials, including the planned Phase 3 clinical trials evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Because of the numerous risks and uncertainties associated with the development of drug products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability.

Further, we expect we will continue to incur substantial operating expenses if or as we:

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

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Each of our product candidates and any future product candidate we may discover, license or otherwise acquire, will require regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of or other access to a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Additionally, all product candidates, will require additional preclinical and clinical development. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our product candidates; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings in the future, our business, prospects, and results of operations may be materially adversely affected.

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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the Phase 3 clinical development of the combination of bemnifosbuvir and ruzasvir if the Phase 2 clinical trial that we are conducting of this combination is successful. Additionally, while completed, we will also continue to incur expenses with the wind down and close out of our COVID-19 Phase 3 SUNRISE-3 clinical trial. Also, we anticipate that we will incur substantial expenses in connection with the discovery, license or other acquisition and potential development of other product candidates, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

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
•
the timing of and costs associated with discovery, license or acquisition of a protease inhibitor for the treatment of respiratory or other diseases resulting from infection with single stranded RNA viruses;
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
•
growth of our headcount and associated costs if and as we establish a commercial infrastructure;
•
the costs of preparing, filing and prosecuting patent applications and maintaining and protecting our intellectual property rights, including enforcing and defending intellectual property-related claims; and
•
the continued costs of operating as a public company.

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to access potential sources of future liquidity and raise funds will depend upon financial, economic and geopolitical conditions and other factors, many of which are beyond our control. These external factors, including rates of interest and inflation, will also impact and may increase substantially costs we incur in connection with any potential fundraising. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $134.8 million for the nine months ended September 30, 2024. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our product candidates are in varying stages of development, which is expected to necessitate additional preclinical and clinical development in some cases and in all cases will require regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including the ongoing Phase 2 clinical trial and any subsequent Phase 3 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, as well as our preclinical studies and other future clinical trials of other product candidates, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete additional investigational drug application (“IND”) enabling studies and successfully submit INDs, clinical trial application (“CTAs”) or comparable applications to allow us to initiate clinical trials for any other product candidates;
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
•
the availability, actual and perceived advantages and relative cost, convenience, safety and efficacy of our HCV product candidate or other product candidates we may be able to commercialize, compared to other commercially available therapies for the targeted indications, as well as the accuracy and sufficiency of clinical evidence supporting any such advantages of our product candidates;
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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our most advanced product candidate, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, which will require significant additional clinical testing, including successful Phase 3 clinical testing, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or are significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not successfully completed the development of any of our product candidates, and we may never be able to develop marketable products.

During the near term we expect that a substantial portion of our efforts and expenditures will be devoted to developing the combination of bemnifosbuvir and ruzasvir for the treatment of HCV which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of or otherwise accessing a commercial organization, substantial investment and significant marketing efforts.

We cannot be certain that our HCV product candidate or any future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate. Additionally, our ability to successfully commercialize a product will also be dependent upon our ability to timely manufacture at commercial scale the quantities of product that will satisfy market demand.

Even if we receive approval to market our HCV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete.

We cannot be certain that, if approved, the safety and efficacy profile of the combination of bemnifosbuvir and ruzasvir will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, if the required regulatory approvals for this product candidate are not obtained, if there are significant delays in the development or approval of this product candidate or in supplying commercial quantities of any approved products on an uninterrupted basis, or if we are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development, and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application.

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

For example, in September 2024 when the SUNRISE-3 clinical trial failed to meet the primary endpoint, we determined that the data collected from this clinical trial would not be sufficient to support the submission of an NDA or other submission for regulatory approval and therefore would not undertake further regulatory interaction with respect to that development program.

The lengthy regulatory process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which may seriously harm our business. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”) or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in September 2024 of bemnifosbuvir to meet the primary endpoint in the COVID-19 Phase 3 SUNRISE-3 clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, such as the data from the lead-in cohort in our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and varying stages of clinical trials have nonetheless failed to obtain marketing approval of their drugs.

To date, we have not successfully concluded any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even if these trials begin, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials.

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
•
developments on trials conducted by competitors for related technology that raises FDA or foreign regulatory authority concerns about risk to patients of the technology broadly;

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

Any inability to successfully complete our Phase 2 clinical trial and initiate a Phase 3 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of any other planned clinical trials we may initiate could result in additional costs to us or impair our ability to seek approval for our product candidates and ultimately generate revenue from product sales. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional studies to bridge our modified product candidates to earlier versions. Clinical trial delays could also shorten any periods during which any approved products have patent protection and may allow our competitors to further strengthen the market position of their current products or bring new products to market before we do, which could impair our ability to successfully commercialize our product candidates and may seriously harm our business.

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

In addition, our clinical trials may compete with other clinical trials sponsored by third parties, including potential competitors, that are in the same or substantially similar therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, it is possible that we will conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials at such clinical trial sites.

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

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track designation. For example, in April 2023, the FDA granted Fast Track designation for the investigation of bemnifosbuvir for the treatment of COVID-19. The sponsor of a product candidate that has received Fast Track designation may have opportunities for more frequent interactions with the FDA review team during product development and, once a NDA is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

The FDA has broad discretion whether or not to grant Fast Track designation to any particular product candidate. As a result, we may seek such Fast Track designation for other product candidates, but cannot assure you that the FDA would decide to grant it. Even if a Fast Track designation has been received, the sponsor may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have nevertheless failed to obtain approval.

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

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data. For example, in January and February 2024, and more recently in June 2024, we announced preliminary, then-available data from the 60 patients lead-in cohort in our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV. Similar to all preliminary and then-available data, these results and related findings and conclusions are subject to change as additional data becomes available or following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Consequently, the top-line or preliminary data that we report may differ from final results reported from the same studies, or different conclusions or considerations may qualify such preliminary or topline data, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final results being materially different from the preliminary or topline data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

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

Part of our strategy involves identifying novel product candidates. For example, we are currently engaged in internal efforts to identify a protease inhibitor product candidate for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses.

Our efforts to discover a protease inhibitor product candidate and any subsequent discovery efforts we initiate to identify other novel product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

We may choose to focus our efforts and resources on one or more potential product candidates that ultimately prove to be unsuccessful as was the case with the failure of bemnifosbuvir to meet the primary endpoint in the

COVID-19 Phase 3 SUNRISE-3 clinical trial. Further, we may license or purchase a marketed product that does not meet our financial expectations. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential.

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular future product candidate, we may relinquish valuable rights to those future product candidates through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved antiviral products are well established in the medical community for the treatment of HCV and doctors may continue to rely on these therapies.

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

For the diseases that we are targeting, significant competition exists from approved and authorized oral treatments as well as other treatments in development. The approved drugs, particularly for HCV, are well-established products and are widely accepted by physicians, patients and third-party payors.

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

Many of our competitors have substantially greater capital resources, access to larger pools of capital, robust product candidate pipelines, established presence in the market, deep and broad commercial infrastructures and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, in each of May 2023 and October 2024, the US Patent and Trademark Office (“USPTO”) granted Gilead Sciences patents in the US that may cover our compound bemnifosbuvir. If Gilead Sciences asserts either of these patents in an infringement suit, we may not be successful in convincing a trial court that the patent is invalid and unenforceable. In that circumstance, we would need to obtain a license from Gilead Sciences, which may not be available on reasonable terms, if at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, using bemnifosbuvir may not be able to continue without infringement.

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

Currently, we anticipate to establish our own commercial organization in the US to commercialize, together with a collaborator, our HCV product candidate, if approved. Outside the US, we anticipate to rely on a collaborator to commercialize our HCV product candidate if approved. We do not currently have any commercialization arrangements in place with any collaborator either within or outside the US and we may be unable to enter into acceptable arrangements to do so.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, including Gilead Sciences and AbbVie in HCV, that have extensive and well-funded marketing and sales operations. Without a robust internal team or the support of third-parties to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of a natural disaster, public health crises, trade disruptions, or changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates.

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

We do not have multiple sources of supply for all of the components used in the manufacture of bemnifosbuvir or ruzasvir. For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so on acceptable terms. Manufacturing suppliers are subject to cGMP and comparable foreign quality standards and requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

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

We are dependent on third parties to conduct critical aspects of our Phase 2 clinical trial evaluating the combination of bemnifosbuvir and ruzasvir, our preclinical studies and our other clinical trials and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our product candidates. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

For commercialization of any of our product candidates that may be approved, our current strategy includes the potential establishment of collaborative relationships with third parties. As a result of entering into collaborative arrangements with third parties, we would become dependent on the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop or commercialize with them. Our ability to generate product revenue from any collaborations will depend on our collaborators’ abilities to successfully perform the functions assigned to them. We cannot predict the success of any collaboration that we enter into.

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

Wide-ranging patent reform legislation in the US, including the Leahy-Smith America Invents Act of 2011 (“Leahy-Smith Act”), may increase the uncertainty of the strength or enforceability of our intellectual property and the cost to defend it. The Leahy-Smith Act includes a number of significant changes to US patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. Under the Leahy-Smith Act, the US transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be prompt going forward during the time from invention to filing of a patent application and to be diligent in filing patent applications, but circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art. Furthermore, if a third-party filed a patent application before effectiveness of applicable provisions of the

Leahy-Smith Act, on March 16, 2013, an interference proceeding in the US can be initiated by a third-party to determine if it was the first to invent any of the subject matter covered by the claims of our patent applications. We may also be subject to a third-party preissuance submission of prior art to the USPTO.

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

For example, in March 2021, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that still purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead Sciences, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. In February 2024, the PTAB declined to exercise its discretion to institute the post grant proceeding. This decision by the PTAB not to exercise its discretion does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. However, while we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, using bemnifosbuvir may not be able to continue without infringement.

On October 22, 2024, the USPTO issued U.S. Patent No. 12,121,529 (“ ‘529 patent”) to Gilead Sciences with claims that also purport to cover bemnifosbuvir. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the ‘529 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, using bemnifosbuvir may not be able to continue without infringement.

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

For example, we note that Gilead Sciences has obtained the U.S. '361 patent that includes a Claim that purportedly covers bemnifosbuvir. We requested the PTAB Board to institute a post grant review of this patent and it declined to exercise its discretion to do so. This decision to decline to exercise its discretion does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. While we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all.

On October 22, 2024, Gilead Sciences obtained U.S. ‘529 patent with claims that also purport to cover bemnifosbuvir. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the ‘529 patent. Such a license may not be available on reasonable terms or at all.

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

Currently, in the US, the FDA may grant up to five years of exclusivity for new chemical entities (“NCEs”) for which all of our products may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months after the end of our data exclusivity period, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

In 1997, as part of the Food & Drug Administration Modernization Act, (“FDAMA”), Congress enacted a law that provides incentives to drug manufacturers who conduct studies of drugs in children. The law, which provides six months of exclusivity in return for conducting pediatric studies in response to a written request from the FDA, is referred to as the pediatric exclusivity provision. If clinical studies are carried out by us that comply with a written request from the FDA, we may receive an additional six-month term added to any regulatory data exclusivity period or remaining patent term on our product. However, if we choose not to carry out such pediatric studies, we would not receive this six-month extension.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under), in September 2022, we received notification of additional Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This additional Pre-Grant Opposition challenged our then pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. A hearing on the matter was held in April 2024. In June 2024, the Indian Patent Office issued a decision refusing the claims to bemnifosbuvir. This decision was not appealed. While we intend to continue to vigorously defend our patent claims on AT-511 or a pharmaceutically acceptable salt thereof and its use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to the Pre-Grant Opposition of AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under) and whether it would allow our patent claims. In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or its use to treat HCV in India unless and until this Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive a patent or patents on AT-511, or its use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if the patent issues, one or more Post-Grant Oppositions, challenging our patent rights in AT-511.

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

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our ability to compete and our business prospects in such marketplaces could be substantially harmed. For example, we have been notified that a Pre-Grant Opposition have been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patent Office relating to our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under) and its use to treat HCV in India. While we intend to defend our patent claims for AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under and its use to treat HCV, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. A second Pre-Grant Opposition relating to patent claims to bemnifosbuvir was filed in September 2022. We responded to this second Pre-Grant Opposition in October 2023, and a hearing was held in April 2024. In June, the Controller issued a decision refusing the claims to bemnifosbuvir. This decision was not appealed. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of sales, marketing and distribution. To manage our growth activities, we would need to further implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team, as a group, we may not be able to effectively manage such expansion of our operations or recruit and train additional qualified personnel. As we expand our company, we may have difficulty identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including but not limited to:

•
the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors; and
•
maintaining our operational, financial and management controls, reporting systems and procedures.

Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Organizational growth, including the potential establishment of a commercial infrastructure and commercialization of product candidates, if any, that are approved for sale will require significant capital expenditures and may divert financial resources from other projects, such as the development of other product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow product revenues, if any, could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize any approved products and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

As of November 4, 2024, we had 75 full-time employees. Our focus on the global clinical development of an HCV product candidate requires us to manage and operate our business in a highly efficient manner. We cannot assure you that we will be able to hire and/or retain adequate staffing levels to develop our product candidates or run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for future fiscal years beginning after January 1, 2025, be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

Other than as disclosed below, during the three months ended September 30, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On September 10, 2024, Maria Arantxa Horga, M.D., our Chief Medical Officer, terminated a Rule 10b5-1 trading arrangement, as defined in term 408(a) of Regulation S-K, that was adopted on June 17, 2024 to sell 67,198 shares of the Company’s common stock thru June 15, 2025. No shares of the Company’s common stock were sold under this trading arrangement prior to the termination.

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

ATEA PHARMACEUTICALS, INC.

Date: November 7, 2024	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 7, 2024	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)