Form 10-K
period 2024-12-31
Atea Pharmaceuticals, Inc.
filed 2025-03-06
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $253.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2025 was 85,525,179.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These forward-looking statements include, among other things, statements about:

•
our expectations relating to clinical trials for our hepatitis C virus (“HCV”) product candidate and other potential product candidates, including projected costs, study designs and the timing for initiation, recruitment, completion, and reporting interim, top-line and final data;
•
the potential therapeutic benefit of our HCV product candidate and market opportunities therefor;
•
the safety profile and related adverse events of our HCV product candidate;
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
•
our business strategy;
•
developments relating to our industry and our competitors, including competing HCV treatments;
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
•
We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.
•
We may engage in strategic collaborations or other transactions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and subject us to other risks.
•
Our ability to use our net operating loss carryforwards and other tax attributes to offset taxable income may be subject to certain limitations.
•
Our business is highly dependent on the success of our product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV infection. If we fail to successfully develop this product candidate or we are unable to obtain regulatory approval or successfully commercialize this or any other product candidates, or are significantly delayed in doing so, our business will be harmed.
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
•
Our future success depends on our ability to retain officers, directors and key employee and to attract, retain and motivate qualified personnel.
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
•
Increased scrutiny of, and evolving expectations for, environmental, social, and governance initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business and financial results.
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

v

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Our lead product candidate is a regimen consisting of bemnifosbuvir and ruzasvir which we are developing for the treatment of chronic hepatitis C virus (“HCV”) infection. Currently, we expect to commence enrollment of patients in an HCV Phase 3 program evaluating the regimen in April 2025.

HCV

HCV is a blood-borne, positive-sense, single-stranded ribonucleic acid ("RNA") virus that primarily infects liver cells. HCV is a leading cause of chronic liver disease, liver transplants and liver cancer in the US, Europe and Japan.

Despite the availability of direct-acting antiviral (“DAA”) oral combination treatment regimens and eradication efforts by the World Health Organization ("WHO") and others, HCV continues to be a serious viral disease. An estimated 50 million people globally live with chronic HCV infection, with approximately 1 million new infections occurring each year. In 2022, HCV led to an estimated 242,000 deaths. These deaths are primarily attributable to cirrhosis and hepatocellular cancer, each of which are serious long-term consequences resulting from prolonged exposure, generally up to 20 years of HCV infection.

In the US, it is estimated that there are between 2.4 and 4.0 million persons with untreated HCV infection. Further it is reported that on an annual basis in the US, there are greater than 160,000 newly reported HCV infections. This incidence of newly reported infections substantially outpaces the stagnant rates of treatment.

In the US and elsewhere, HCV is increasingly affecting younger people, with high case rates among those between 20 to 49 years of age. Since recently infected and younger patient populations are less likely to have developed cirrhosis given the relatively shorter cumulative exposure to the virus, there has been a trend in the US of a decreasing incidence of cirrhosis among individuals with HCV infection. It is estimated that less than 10% of the HCV-infected population in the US has cirrhosis.

In 2024, global net sales of branded HCV therapeutics known in the US as Epclusa® and Mavyret® together with the authorized generic copies of Epclusa exceeded $2.9 billion with the US contributing approximately 50% of these sales. Given the large number of patients currently infected with HCV and high rates of annual incidence, it is expected that a substantial global market will exist for the foreseeable future.

Our Goal

The objective of our HCV development program is to improve upon the current standard of care ("SOC") by offering the regimen of bemnifosbuvir and ruzasvir, as a differentiated pan-genotypic protease inhibitor-free therapeutic for HCV-infected patients, if successfully developed and approved. We believe that a novel treatment that can be easily prescribed for and administered to today’s population of HCV-infected patients (e.g. young, newly infected, non-cirrhotic) would be a significant improvement to the current SOC.

Presently, there are no short-course (i.e., 8 week) nucleoside inhibitor-based, pan-genotypic HCV treatment regimens. Results from the clinical and nonclinical studies we have conducted to date, including a global Phase 2 clinical trial which enrolled 275 HCV infected patients, have shown that the regimen of bemnifosbuvir and ruzasvir offers high potency, a low risk for drug-drug interactions, good tolerability and convenience in that it can be taken with or without food. This is a profile that we believe would offer a significant improvement to the current SOC, if approved.

Based upon the encouraging clinical and nonclinical results to date, we are advancing the regimen of bemnifosbuvir and ruzasvir to Phase 3 clinical development. In the Phase 3 clinical trials, we will evaluate an 8-week treatment duration for patients without cirrhosis and a 12-week treatment duration for patients with compensated cirrhosis. We believe that the regimen of bemnifosbuvir and ruzasvir, if approved, will rapidly become a therapy preferred by both HCV prescribers and patients.

Results of Phase 2 Study Evaluating the Regimen of Bemnifosbuvir and Ruzasvir for the Treatment of Chronic HCV - Primary Endpoints Met and End-of-Phase 2 Meeting with FDA Completed

The global Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir enrolled 275 HCV treatment-naïve patients, both with and without compensated cirrhosis. The study was designed to evaluate the safety and efficacy of 8 weeks of treatment with the regimen consisting of once-daily bemnifosbuvir 550 mg and ruzasvir 180 mg. The primary endpoints were safety and sustained virologic response (“SVR”) at 12 weeks post treatment (“SVR12”) in the per-protocol treatment adherent population. Secondary and other endpoints included SVR12 in the efficacy evaluable population (a broader analysis population which included treatment non-adherent patients), SVR at 24 weeks post treatment (“SVR24”), virologic failure and resistance.

In December 2024, we announced that this Phase 2 study met its primary endpoints of safety and SVR12. The regimen was generally well-tolerated with no drug-related serious adverse events (“SAEs”) or treatment discontinuations. Primary efficacy endpoint results showed a 98% (208/213) SVR12 rate in the per-protocol treatment adherent patient population after 8 weeks of treatment with the regimen of bemnifosbuvir and ruzasvir. The efficacy evaluable patient population, which included 17% treatment non-adherent patients, achieved a 95% (242/256) SVR12 rate.

Additional results from the Phase 2 study showed in treatment-adherent patients who were non-cirrhotic and infected with HCV genotypes ("GT") -1, -2, -3 and -4, that an SVR12 rate of 99% (178/179) was achieved, demonstrating pan-genotypic potency. Treatment adherent patients with compensated cirrhosis achieved an 88% (30/34) SVR12 rate. Although viral kinetics were slower in cirrhotic patients, all cirrhotic patients (100%; 34/34) achieved an end of treatment response at Week 8. Based on these Phase 2 results, we have designed the Phase 3 clinical trials to evaluate 8 weeks of treatment for patients without cirrhosis and 12 weeks of treatment for patients with compensated cirrhosis.

The results from the Phase 2 study were further evaluated in a multiscale viral kinetics model of HCV infection and treatment to assess the efficacy of the regimen of bemnifosbuvir and ruzasvir. In this model, the population estimate for the time to achieve HCV RNA less than the lower limit of quantification (“<LLOQ”) in blood plasma was approximately 12 to 16 days while the corresponding time to achieve cure was approximately 7 to 8 weeks. We believe these modeling data provide further support for evaluating the regimen of bemnifosbuvir and ruzasvir in the Phase 3 clinical program with treatment durations of 8 weeks in patients without cirrhosis and 12 weeks in patients with compensated cirrhosis.

In January 2025, we met with the U.S. Food and Drug Administration (“FDA”) at an End-of-Phase 2 meeting to seek feedback on the design of the Phase 3 clinical trials. The End-of-Phase 2 feedback from the FDA supported our decision to advance the program to Phase 3 clinical development.

Global Phase 3 Program

The global HCV Phase 3 program we are currently initiating includes two randomized, open label Phase 3 trials comparing the regimen of bemnifosbuvir and ruzasvir to the regimen of sofosbuvir and velpatasvir in patients with chronic HCV infection. The overall clinical trial design is similar for each trial. Currently, we are planning for one trial to be conducted in the US and Canada and one trial to be conducted outside of North America. This global geographic footprint is intended to assist us in enrolling patients with varied HCV genotypes.

Each trial is expected to enroll approximately 800 treatment-naïve patients, both with and without compensated cirrhosis. Patients will be stratified by genotype and cirrhosis status, and patients with controlled human immunodeficiency virus ("HIV") co-infection will be allowed to enroll in the trials. For patients without cirrhosis, 8 weeks of the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of the regimen of sofosbuvir and velpatasvir. For patients with compensated cirrhosis, 12 weeks of the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of the regimen of sofosbuvir and velpatasvir.

Each trial in the Phase 3 program will be an open label study. While blinding the clinical trial sites and the patients to the treatment assignment is not possible due to the varying lengths of treatment and the necessity to provide the active comparator in its commercially available packaging, we, at Atea, will remain blinded throughout the study, including during any internal cumulative data reviews, to the individual patient treatment assignment.

The primary efficacy endpoint in each Phase 3 trial is HCV RNA < LLOQ at 24 weeks from the start of treatment. Measurement of sustained response at the Week 24 study visit is selected to ensure the primary endpoint occurs at the same relative timepoint from start of treatment in all patients. As the treatment duration is 8 weeks for patients without cirrhosis in the bemnifosbuvir and ruzasvir study arm and 12 weeks for all other study arms, the primary endpoint encompasses the period at least through the SVR12 timepoint for each treatment arm.

Potential Strategic Partnerships

To maximize the value of our HCV product candidate, the regimen of bemnifosbuvir and ruzasvir, we are selectively seeking advantageous collaborations to strengthen our commercialization capabilities in the US and enhance our global commercialization reach. In December 2024, we announced that we had engaged Evercore LLC, an independent global investment bank, to assist us in identifying and exploring such potential strategic partnerships.

Our HCV Product Candidate –The Fixed Dose Combination of Bemnifosbuvir and Ruzasvir

Our product candidate for the treatment of HCV is a regimen consisting of the combination of two investigational DAAs, bemnifosbuvir and ruzasvir.

Bemnifosbuvir is an investigational, novel, orally administered guanosine nucleotide double prodrug which targets the HCV non-structural protein 5B (“NS5B”) RNA-dependent RNA polymerase and inhibits HCV replication. In in vitro studies, AT-511, the free base of bemnifosbuvir, was 6- to 11-fold more potent than sofosbuvir. We believe that utilizing this double prodrug moiety approach allows us to improve formation of the active triphosphate metabolite potentially resulting in an oral antiviral product candidate that is selective for and highly effective at preventing replication and transcription of HCV and other single stranded RNA (“ssRNA”) viruses while avoiding toxicity to host cells.

Ruzasvir is an investigational, potent, small molecule inhibitor of HCV non-structural protein 5A (“NS5A”), an essential protein for HCV replication. In in vitro studies, ruzasvir has demonstrated picomolar activity against all HCV genotypes. The combination of bemnifosbuvir and ruzasvir has demonstrated potent synergistic HCV antiviral activity in vitro.

We have exclusively licensed ruzasvir from MSD International GmbH, an affiliate of Merck & Co, Inc. ("Merck"), for all human indications on a worldwide basis.

Our Team and our Pipeline

We have assembled and are utilizing the expertise and experience of a team with a demonstrated track record of efficiently and successfully discovering, developing, obtaining global regulatory approvals and commercializing innovative oral DAAs. Our team has very specific expertise in the identification of unmet patient needs, virology, medicinal chemistry, particularly nucleos(t)ide chemistry and optimization, drug discovery, preclinical and clinical development, regulatory affairs and commercialization. We are deploying this expertise and experience to discover and develop novel or differentiated DAAs that we believe have the potential to meet unmet medical needs or improve the current standard of care.

We have relied on that expertise to:

•
discover bemnifosbuvir, the investigational, novel, double prodrug nucleotide analog, which we are developing for the treatment of HCV; and
•
identify and in-license ruzasvir, the investigational NS5A inhibitor, that we are evaluating in combination with bemnifosbuvir for the treatment of HCV.

We are also relying on this expertise to discover and advance additional oral DAA product candidates. Currently, we are engaging in efforts to:

•
design an optimized second-generation protease inhibitor for the treatment of respiratory virus infections; and
•
discover potential treatments for other RNA viral infections where there are unmet medical needs.

Our current pipeline is set forth below.

Our Development Program

The regimen of Bemnifosbuvir and Ruzasvir for the Treatment of HCV

HCV – Disease Overview and Current Standard of Care

HCV is a blood-borne, positive sense, ssRNA virus, that primarily infects liver cells. HCV is a leading cause of chronic liver disease, liver transplants and liver cancer. It is most commonly transmitted through the reuse or inadequate sterilization of medical equipment (especially syringes and needles in healthcare settings), the transfusion of unscreened blood and blood products, and injection drug use through sharing of contaminated syringes and needles. Diagnosis of HCV is made through blood tests, utilizing either serology tests that measure HCV antibody or molecular tests that allow for the detection, quantification and analysis of viral genomes and the classification of an infection into GTs. Hepatitis C infection becomes chronic in 75% to 85% of acute cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven GTs (GT-1 through GT-7) and 67 subtypes, with HCV GT-1 being responsible for more than 70% of HCV cases in the US. Patients with HCV are also classified by liver function status: compensated cirrhosis (liver scarring) denotes those patients that do not yet have clinically significant impaired liver function, while decompensated cirrhosis describes patients with moderate to severe liver function impairment.

According to the WHO, an estimated 50 million people globally live with chronic HCV infection, with approximately 1 million new infections occurring each year. The WHO estimated that approximately 242,000 people died in 2022 from HCV related liver diseases. Most HCV-related deaths are due to liver scarring (cirrhosis) and liver cancer (hepatocellular carcinoma).

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

Antivirals for the treatment of HCV

While no vaccine exists for the prevention of HCV, several sequentially improved oral antiviral therapeutics have been introduced beginning in 2014. Currently, the leading HCV products are combination therapies comprised of agents with differing mechanisms of action and therapeutic targets: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B nucleos(t)ide polymerase inhibitors. A patient’s GT, cirrhotic status, concomitant medications and any prior treatment determine the appropriate antiviral to be used in treatment. In the US, currently the two leading therapeutics for treatment of chronic HCV are:

•
Epclusa® (sofosbuvir and velpatasvir): an orally administered, fixed dose combination regimen consisting of sofosbuvir, an HCV nucleotide analog NS5B polymerase inhibitor, and velpatasvir, an HCV NS5A inhibitor, was first approved by the FDA in 2016. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin, a guanosine analog used to stop RNA synthesis and viral RNA capping. Patients on Epclusa require 12 weeks of treatment.
•
Mavyret® (glecaprevir and pibrentasvir): an orally administered, fixed dose combination regimen consisting of glecaprevir, an HCV NS3/4A protease inhibitor, and pibrentasvir, an HCV NS5A inhibitor, that was first approved by the FDA in 2017. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, without cirrhosis or with compensated cirrhosis. Mavyret was the first and remains the only 8-week treatment approved for HCV GT-1, -2, -3, -4, -5 or -6 in adult patients without cirrhosis and with compensated cirrhosis who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. It is recommended that Mavyret be taken with food. Mavyret is not approved for use in patients with decompensated cirrhosis.

Our HCV Product Candidate Development

We are developing the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. Based on our preclinical and clinical data to date, we believe that this regimen, if approved, could offer the following potential benefits:

•
convenient (no food effect) protease inhibitor-free treatment with an 8-week duration in HCV-infected patients without cirrhosis and a 12-week duration for those HCV-infected patients with compensated cirrhosis;
•
well-tolerated regimen, with low potential for drug-drug interactions; and
•
high efficacy across all genotypes, regardless of cirrhosis status.

Non-clinical data supporting the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV

To support our clinical development of the regimen of bemnifosbuvir and ruzasvir, we conducted in vitro synergy experiments in HCV GT-1b replicon assays. As shown in the figure below, these experiments demonstrated that the combination resulted in substantially greater inhibition of HCV replication than with either agent alone, suggesting a synergistic antiviral effect between the two inhibitors.

In vitro Synergy: Assay performed in HCV GT1b replicon

Viral resistance has emerged as an important consideration since it may impact the effectiveness of antiviral treatments for HCV infection. We profiled the antiviral activity of AT-511, the free base of bemnifosbuvir, and ruzasvir against major HCV NS5A and NS5B Resistance-Associated Substitutions ("RASs ") selected in vitro or identified in HCV patients with hard-to-treat sub-genotypes who have failed treatment with currently available DAAs.

In these in vitro studies, AT-511 was approximately 10-fold more active than sofosbuvir against a panel of laboratory strains and clinical isolates of HCV GTs tested (GT-1, -2, -3, -4, -5) and bemnifosbuvir was not resistant to known sofosbuvir RASs such as S282T and L159F/S282T. AT-511 also retained antiviral activity against most HCV GT-1a and HCV GT-3a NS5A single RASs tested. In GT-1a, ruzasvir was 10 times more active than velpatasvir, and retained single-digit picomolar potency against a panel of RASs selected by previous NS5A inhibitors and was 10 times more potent than velpatasvir against selected double mutants. In HCV GT-3a, one of the most difficult to treat HCV GTs, ruzasvir was six times more active than velpatasvir and retained sub-nanomolar potency against select NS5A RASs which were treatment-emergent in HCV GT-3 patients failing currently available DAAs.

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

Clinical Development

Summary

We believe the results from clinical studies conducted to date support the Phase 3 evaluation of the regimen of bemnifosbuvir and ruzasvir for the treatment of chronic HCV infection.

The principal clinical study supporting the advancement to Phase 3 development was a global Phase 2, single-arm, open-label trial in 275 treatment-naïve patients with chronic HCV infection (both with and without compensated cirrhosis) who received bemnifosbuvir (550 mg) and ruzasvir (180 mg) once daily for 8 weeks. Patients with GT -1, -2, -3 and -4 enrolled in the trial.

In the study’s primary analysis population, which was the per-protocol treatment adherent population (n=213), the overall SVR12 rate was 98%. The efficacy evaluable patient population (n=256), which included 17% treatment non-adherent patients, achieved a 95% SVR12 rate. High SVR12 rates (99%) were observed in patients without cirrhosis (n=179) with the 8-week regimen. Treatment adherent patients with cirrhosis (n=34) achieved an 88% SVR12 rate. Although viral kinetics were slower in cirrhotic patients, all patients with cirrhosis (100%; 34/34) achieved an end of treatment response at Week 8. Based on these Phase 2 results, we have designed the Phase 3 clinical trials to evaluate the regimen of bemnifosbuvir and ruzasvir for 8 weeks of treatment for patients without cirrhosis and for 12 weeks of treatment for patients with compensated cirrhosis. We believe that the longer treatment duration we will study in the Phase 3 clinical trials will improve SVR12 rates for patients with compensated cirrhosis.

In addition to the Phase 2 study described above, other clinical studies we have conducted with bemnifosbuvir as monotherapy or in combination with daclatasvir, a first generation NS5A inhibitor and ruzasvir as monotherapy or in combination with other DAAs each contributed supporting data for the respective development of bemnifosbuvir and ruzasvir in combination and progression to Phase 3. Dose-related HCV RNA reductions in HCV-infected subjects were observed in a bemnifosbuvir monotherapy study, with the once daily bemnifosbuvir doses of ~550 mg showing the highest HCV RNA reductions. Bemnifosbuvir exhibited equally potent antiviral activity regardless of GT (including GT-3 infected subjects) or cirrhosis status, with HCV RNA reductions of 4.4 - 4.6 log10 IU/mL with 7-day dosing. In the first treatment study of bemnifosbuvir with a first-generation NS5A inhibitor (daclatasvir), a Phase 2 study that enrolled GT-1 -infected subjects, similar potent viral kinetics were observed with 8 of 9 subjects achieving SVR12 after 8 weeks of treatment. For ruzasvir, results from a Phase 1b proof-of-concept ("POC") study in HCV-infected subjects conducted by Merck showed viral load reductions greater than 3 log10 in HCV GT-1, -2 and -3-infected subjects. High SVR12 rates were subsequently observed in Phase 2 studies conducted by Merck evaluating 180 mg ruzasvir as part of a prior combination not including bemnifosbuvir.

Additional Phase 1 clinical pharmacology studies conducted in healthy subjects also support the advancement of the regimen of bemnifosbuvir and ruzasvir to Phase 3 clinical development. The pharmacokinetics (“PK”) of combined bemnifosbuvir and ruzasvir have been evaluated in studies conducted in healthy subjects, both as individual formulations and as the fixed dose combination (“FDC”) tablet that will be used in the Phase 3 clinical trials. In addition, the PK of bemnifosbuvir and ruzasvir administered separately and in combination with other concomitant medications has been studied in multiple phase 1 studies.

To date, over 2,300 human subjects have been exposed to bemnifosbuvir collectively across the HCV and COVID-19 development programs, at differing doses (single doses up to 1100 mg twice per day ("BID")) and durations up to 12 weeks. Additionally, over 2,100 human subjects have been exposed to ruzasvir in clinical studies conducted to date by Merck initially and more recently by us, including the Phase 2 study of the bemnifosbuvir and ruzasvir combination. Both drugs either alone or in combination have been well-tolerated. Across our completed studies there have been no study drug-related SAEs reported for either bemnifosbuvir or ruzasvir.

Global Phase 3 Clinical Development

The global HCV Phase 3 program we are currently initiating includes two randomized, open label Phase 3 trials comparing the FDC regimen of bemnifosbuvir and ruzasvir to the FDC regimen of sofosbuvir and velpatasvir in patients with chronic HCV infection. Currently, we are planning for one trial to be conducted in the U.S and Canada and one trial to be conducted outside of North America. In the Phase 3 trials, we will use a FDC tablet, consisting of 275 mg of bemnifosbuvir and 90 mg of ruzasvir. Two tablets will be administered once daily for a total daily dose of 550 mg of bemnifosbuvir and 180 mg of ruzasvir.

Each Phase 3 trial is expected to enroll approximately 800 treatment-naïve patients, both with and without compensated cirrhosis. Patients will be stratified by GT and cirrhosis status, and patients with controlled HIV co-infection will be allowed to enroll in the trials. For patients without cirrhosis, 8 weeks of the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of the regimen of sofosbuvir and velpatasvir. For patients with compensated cirrhosis, 12 weeks of the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of the regimen of sofosbuvir and velpatasvir.

Each trial in the Phase 3 program will be an open label study. While blinding the clinical trial sites and the patients to the treatment assignment is not possible due to the varying lengths of treatment and the necessity to provide the active comparator in its commercially available packaging, we, at Atea, will remain blinded throughout the study, including during any internal cumulative data reviews, to the individual patient treatment assignment.

The primary efficacy endpoint in each Phase 3 trial is HCV RNA < LLOQ at 24 weeks from the start of treatment. Measurement of sustained response at the Week 24 study visit is selected to ensure the primary endpoint occurs at the same relative timepoint from start of treatment in all patients. As the treatment duration is 8 weeks for patients without cirrhosis in the bemnifosbuvir and ruzasvir study arm and 12 weeks for all other study arms, the primary endpoint encompasses the period at least through the SVR12 timepoint for each treatment arm.

Global Phase 2 Clinical Trial

In June 2023, we initiated enrollment of a global Phase 2 study of bemnifosbuvir in combination with ruzasvir in treatment-naïve, HCV-infected patients, both with and without compensated cirrhosis. This study was designed to evaluate the safety and efficacy of 8 weeks of treatment with the regimen consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg. A lead-in cohort of 60 patients without cirrhosis was initially enrolled and rates of SVR at 4 weeks post treatment (“SVR4”) from this cohort served as a gate to allow the enrollment of patients with compensated cirrhosis and continuation of full enrollment in the study. In February 2024, we announced results from the lead-in cohort in which a

98% SVR4 rate was observed. As the SVR4 rate in the lead-in cohort exceeded the protocol-defined efficacy criterion of ≥90% SVR4 for continuing the study, we commenced enrolling the remainder of the study, including patients with cirrhosis.

In total, 275 HCV-infected, treatment-naive patients with GT -1, -2, -3 and -4 were enrolled in this Phase 2 clinical trial. The primary endpoints of the study were safety and SVR12 in the per-protocol treatment adherent population (population which was adherent to the treatment). Secondary and other endpoints included SVR12 in the efficacy evaluable population (a broader analysis population which included treatment non-adherent patients), SVR24, virologic failure and resistance.

Phase 2 Open Label Study of Bemnifosbuvir + Ruzasvir in HCV-Infected Patients

In December 2024, we announced that this Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir met its primary endpoints of safety and SVR12. The regimen was generally well-tolerated with no drug-related SAEs or treatment discontinuations.

Primary efficacy endpoint results demonstrated a 98% (208/213) SVR12 rate in the per-protocol treatment adherent patient population after 8 weeks of treatment with the regimen of bemnifosbuvir and ruzasvir. The efficacy evaluable patient population, which included 17% treatment non-adherent patients, achieved a 95% (242/256) SVR12 rate.

SVR12 Rates with 8 Weeks Bemnifosbuvir + Ruzasvir in Treatment Adherent Patients (Primary Endpoint Analysis) and Regardless of Treatment Adherence

Furthermore, 99% (178/179) of treatment adherent patients who were non-cirrhotic and infected with GT-1, -2, -3, and -4 achieved SVR12, demonstrating the pan-genotypic potency and supporting our selection of an 8-week treatment for non-cirrhotics in the Phase 3 program.

SVR12 Rates by Genotype with 8 Weeks Bemnifosbuvir + Ruzasvir in Non-cirrhotic Treatment Adherent Patients

High SVR12 rates were also observed in non-cirrhotic patients regardless of treatment adherence, including in patients with GT-3 infection.

SVR12 Rates with 8 Weeks Bemnifosbuvir + Ruzasvir in Non-cirrhotic Patients Regardless of Treatment Adherence (Overall and GT-3)

Treatment adherent patients with cirrhosis achieved an 88% (30/34) SVR12 rate. Viral kinetics were slower in cirrhotic patients, however, all (100%; 34/34) achieved an end of treatment response (at Week 8). Based on these Phase 2 efficacy data, the treatment durations of the regimen of bemnifosbuvir and ruzasvir for the Phase 3 program will be 8 weeks in non-cirrhotic patients and 12 weeks in cirrhotic patients.

Viral Kinetics in Treatment Adherent Patients with Cirrhosis

The Phase 2 clinical trial results were further evaluated in a multiscale viral kinetics model of HCV infection and treatment to estimate the efficacy of the regimen of bemnifosbuvir and ruzasvir. In this model, the population estimate for the time to achieve HCV RNA <LLOQ in the blood plasma was approximately 12 to 16 days while the corresponding time to achieve cure was approximately 7 to 8 weeks. We believe these modeling data provide further support for evaluating the regimen of bemnifosbuvir and ruzasvir in the Phase 3 program with treatment durations of 8 weeks in patients without cirrhosis and 12 weeks in patients with compensated cirrhosis.

Multiscale Viral Kinetics Modeling

Bemnifosbuvir in Combination with Daclatasvir - Phase 2 Clinical Trial

We conducted a Phase 2, open-label clinical trial to evaluate bemnifosbuvir in combination with daclatasvir, an approved commercially available HCV NS5A inhibitor, in HCV-infected subjects. Ten treatment-naïve, non-cirrhotic HCV GT-1 infected subjects received 550 mg bemnifosbuvir and 60 mg daclatasvir once daily for a period of eight or 12 weeks, depending on viral load at Week 4. The primary efficacy endpoint of the study was SVR12.

Despite the use of a less potent first-generation HCV NS5A inhibitor, daclatasvir, nine of the 10 subjects in the study achieved HCV RNA < LLOQ by Week 4 and stopped treatment at Week 8, as allowed by the protocol. One subject had a slower on-treatment response but achieved < LLOQ by Week 8 and received 12 weeks of treatment. Nine of the ten subjects achieved SVR12. One subject who received eight weeks of treatment, achieved SVR4, and then experienced what was likely virologic relapse at post-treatment Week 12. The single subject who relapsed with GT 1b virus had the following multiple RASs/variants both at baseline and at the SVR12 timepoint: NS5A: R30Q; NS5B: L159F/A218S/C316N. Phenotypic analysis demonstrated that bemnifosbuvir retained the same potency against clinical isolates obtained from this relapsed subject at baseline and SVR12 (only a 1.1 and 0.8-fold shift, respectively, in EC50 compared to reference). Compared to sofosbuvir, the EC50 and EC90 values for bemnifosbuvir were ~10-fold lower. Thus, the significance of the RAVs in this case is unclear. No other subjects had pre-existing NS5A RASs at baseline.

The rapid early clearance of HCV RNA observed in this Phase 2 clinical trial evaluating bemnifosbuvir in combination with daclatasvir supported continued evaluation of bemnifosbuvir with ruzasvir, a more potent HCV NS5A inhibitor.

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

A total of 88 subjects were dosed across all parts of the trial, with 72 subjects who received active drug and 16 subjects who received placebo. In this trial, bemnifosbuvir showed equivalent pan-genotypic antiviral activity in both cirrhotic and non-cirrhotic HCV infected patients. The mean maximum HCV reduction after a single dose (Part B) was 2.3 log10 IU/mL, and the mean maximum HCV RNA reduction after seven days of dosing with bemnifosbuvir at 553 mg free base was 4.6 log10 IU/mL. Data also showed a mean maximum HCV RNA reduction of 4.4 log10 IU/mL after seven days of dosing of bemnifosbuvir at 553 mg free base in non-cirrhotic GT-1b HCV-infected subjects, and a mean reduction of 4.5 log10 IU/mL after seven days of dosing in non-cirrhotic GT-3 HCV-infected subjects. The PK data in cirrhotic subjects was similar to non-cirrhotic subjects. Emax modeling predicted that a dose of 553 mg free base of bemnifosbuvir once daily would result in maximum viral load reduction.

Maximum HCV RNA change in Part B (single dose in non-cirrhotic, HCV GT-1 infected subjects)

Maximum Reduction (log10 IU/mL) Bemnifosbuvir dose (free base equivalent)	100 mg (92 mg) N=3	300 mg (277 mg) N=3	400 mg (369 mg) N=3	600 mg (553 mg) N=3
Mean ±SD*	0.8 ±0.153	1.7 ±0.564	2.2 ±0.391	2.3 ±0.255
Individual	0.6, 0.8, 0.9	1.1, 1.8, 2.2	1.8, 2.2, 2.5	2.1, 2.3, 2.6

Maximum HCV RNA change in Part C (multiple dose in non-cirrhotic, HCV GT-1 infected subjects)

Maximum Reduction (log10 IU/mL)	Placebo QD** x 7 days (N=6)	150 mg (138 mg) QD x 7 days (N=6)	300 mg (277 mg) QD x 7 days (N=6)	600 mg (553 mg) QD x 7 days (N=6)
Mean ±SD	0.4±0.109	2.6±1.073	4.0±0.415	4.4±0.712
Individual	0.3, 0.3, 0.4, 0.4, 0.5, 0.6	1.7, 1.8, 1.8, 2.7, 3.0, 4.5	3.4, 3.7, 3.9, 4.2, 4.2, 4.5	3.5, 4.0, 4.1, 4.3, 5.2, 5.3

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

* SD = standard deviation

** QD = once daily

In November 2024, we announced data from next generation sequencing that was performed to evaluate bemnifosbuvir resistant substitutions in the above referenced Phase 1b study (n=42). The pre-existing NS5B non-nucleoside resistance-associated substitutions at baseline did not correlate to bemnifosbuvir antiviral activity based on the maximum HCV RNA reduction of each subject. The changes of amino acid percentage in on-treatment samples were generally minimal, within 1-2% compared with baseline samples, indicating no development of viral resistance.

Ruzasvir

Ruzasvir is an investigational oral, pan-genotypic NS5A inhibitor that we licensed from Merck in December 2021. In studies conducted by Merck, ruzasvir demonstrated in vitro potent antiviral activity with an EC50 in the sub- to low picomolar range against all GTs (<10 pM against GTs 1-7). The antiviral activity of ruzasvir was evaluated in POC study in HCV-infected patients, where viral load reductions >3 log10 were observed in HCV GT-1, GT-2 and GT-3 infected patients after treatment with monotherapy. This clinical antiviral activity is on par with what was achieved, as single agents, with pibrentasvir and velpatasvir, the NS5A inhibitor components of Mavyret and Epclusa, respectively. These POC data supported evaluation of ruzasvir in larger phase 2 multiple drug combination studies (including two and three drug regimens) previously conducted by Merck. These studies included treatment-naïve and interferon-experienced patients with or without compensated cirrhosis. In general, high SVR12 rates (>90%) were observed in two-drug combination studies (ruzasvir plus uprifosbuvir, a pyrimidine nucleotide prodrug, for 12 weeks) conducted by Merck in GT-1, -2, -4 and -6-infected patients (C-Breeze 1 and 2). A lower SVR12 rate was observed in GT-3 subjects with compensated cirrhosis (40% SVR12; C-Breeze 1). We believe this lower rate is attributed to the reduced antiviral activity associated with the nucleotide uprifosbuvir in GT-3 cirrhotic subjects as an increase in ruzasvir dose to 180 mg substantially increased the SVR12 rate in this population (68% SVR12; C-Breeze 2), highlighting the observed dose-related clinical antiviral activity of ruzasvir in GT-3 subjects with cirrhosis.

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

Other Phase 1 Trials

Bemnifosbuvir in Combination with Ruzasvir

In 2023, we conducted a Phase 1 clinical study in healthy subjects to evaluate the potential drug-drug interaction between bemnifosbuvir and ruzasvir and the effect of food on the PK of the study drugs. The study dugs were well-tolerated and plasma PK profiles were not substantially affected by food nor concomitant dosing, the latter indicating lack of drug-drug interaction between bemnifosbuvir and ruzasvir. These data supported the evaluation of the combination regimen in HCV-infected patients.

Other Drug-Drug Interaction Studies with Bemnifosbuvir

A series of Phase 1 studies demonstrated an overall low drug-drug interaction potential associated with bemnifosbuvir, including no dosage adjustment needed for co-administration of bemnifosbuvir with drugs that are CYP3A substrates or for drugs that are sensitive substrates of efflux and hepatic uptake transporters. CYP3A is an enzyme that metabolizes many classes of medicines and supplements, and the sensitive substrates of efflux and hepatic uptake transporters regulate cellular trafficking of drugs that are commonly prescribed.

In these studies, bemnifosbuvir was administered with index drugs for CYP3A4 (midazolam), P-glycoprotein (digoxin, cyclosporine, carbamazepine), breast cancer resistance protein and organic anion transporter polypeptide 1B1 (rosuvastatin). Based on low potential for drug-drug interaction, we believe bemnifosbuvir has the potential to be co-administered with commonly prescribed therapeutics that are often taken for other conditions.

Thorough QT Study - Bemnifosbuvir

A dedicated thorough QT Phase 1 trial was conducted in healthy participants who were randomized to receive a single oral dose of bemnifosbuvir 550 mg (clinical dose), 1100 mg (supratherapeutic dose), matching placebo (negative control) and open-label moxifloxacin 400 mg (positive control), in a four-way crossover design. Results, announced in November 2024, showed that bemnifosbuvir had no clinically relevant effects on cardiac repolarization, heart rate, PR interval, or QRS duration, which are all related to heart function. A QTc effect exceeding 10 milliseconds, the established threshold of concern, can be excluded across the observed plasma concentrations of bemnifosbuvir and its metabolites at the therapeutic and supratherapeutic doses.

Collectively, clinical data were consistent with the preclinical in vitro and in vivo study results, which demonstrated bemnifosbuvir has a low potential for cardiotoxicity with no predicted arrhythmic QTc-interval prolongation (a heart condition that occurs when the heart’s ventricles take longer than normal to repolarize) or inhibition of the human mitochondrial DNA-directed RNA polymerase.

Safety Results for Bemnifosbuvir, Ruzasvir and the Regimen of Bemnifosbuvir and Ruzasvir

Over 2,300 human subjects have been exposed to bemnifosbuvir collectively across the HCV and COVID-19 development programs, at differing doses including single doses up to 1100 mg BID and durations (up to 12 weeks). Over 2,100 human subjects have been exposed to ruzasvir in clinical studies conducted to date. In the Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir, 275 HCV-infected subjects with GT 1-4 received the combination of bemnifosbuvir 550 mg and ruzasvir 180 mg once daily for 8 weeks. In this Phase 2 study, there were no drug-related SAEs or treatment discontinuations due to drug-related AEs. AEs were generally mild to moderate in intensity. In addition, no trends were observed in AEs or safety laboratory parameters. At higher bemnifosbuvir doses (>550 mg BID) which were evaluated in the prior COVID-19 program, an increased incidence of mild to moderate gastrointestinal related non-serious adverse events, specifically nausea and to a lesser extent vomiting, were observed. However, treatment-limiting, bemnifosbuvir-related gastrointestinal AEs were not apparent at the 550 mg once daily dose being evaluated for HCV.

Both bemnifosbuvir and ruzasvir, alone and in combination have been well-tolerated and have favorable safety profiles, including in Phase 1 studies in healthy subjects. To date, there have been no study drug-related SAEs reported for bemnifosbuvir, ruzasvir or the combination of bemnifosbuvir and ruzasvir.

COVID-19

In September 2024, we announced results from the Phase 3 SUNRISE-3 trial, a global, multicenter, randomized, double-blind, placebo-controlled study evaluating bemnifosbuvir in patients with mild to moderate COVID-19. The trial did not meet its primary endpoint of a statistically significant reduction in all-cause hospitalization or death through Day 29. Total enrollment for the monotherapy cohort consisted of 2,221 high-risk patients randomized 1:1 to receive bemnifosbuvir 550 mg twice-daily (BID) or placebo BID for five days. In the trial, bemnifosbuvir was generally well tolerated.

The evolving nature of COVID-19, including milder disease presentations and a reduction in hospitalizations due to COVID-19 related severe respiratory disease, pose significant challenges in demonstrating a clinical impact with a direct-acting antiviral such as bemnifosbuvir. Given the trial results and the changing landscape of the pandemic, we are not pursuing a regulatory pathway forward for bemnifosbuvir for COVID-19.

Respiratory and other RNA virus infections

We have an extensive library of compounds that have been designed and generated by our medicinal chemists. Currently, we are evaluating select compounds derived from this library in in vitro and in vivo studies to assess the antiviral activity and other properties of such compounds against respiratory and other RNA viral infections.

In all our discovery and preclinical efforts, we assess where there is a compelling market opportunity and then we aim to identify and advance only those candidates that we believe may have first- or best-in-class profiles with the potential to either become the SOC, or disrupt the existing SOC, and in each case, dramatically improve patient outcomes.

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

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck an upfront payment in the amount of $25 million and we will be required to pay Merck milestone payments up to $135 million in the aggregate upon our achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon our achievement of certain sales-based milestones. The first milestone, in the amount of $5.0 million, is payable upon initiation of the first clinical trial in our Phase 3 program. The related expense will be recorded when the contingency is resolved and the milestone becomes payable. We currently anticipate enrollment of patients to commence in the Phase 3 program in April 2025. Additionally, we have agreed to pay Merck tiered royalties based on annual net sales of Products ranging from high single digit to mid-teens percentages, subject to certain adjustments. Our royalty payment obligations will continue on a country-by-country and Product-by-Product basis until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country.

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

Manufacturing

We do not currently own or operate manufacturing facilities for the production of preclinical or clinical product candidates, nor do we have plans to develop or operate our own manufacturing operations in the future. We currently rely upon third-party contract manufacturing organizations (“CMOs”) to produce our product candidates for both preclinical and clinical use and anticipate relying upon these or other CMOs or other third parties for commercial supply if any of our product candidates is successfully developed and approved for sale. While we expect that we will be able to enter into such arrangements, we do not currently have long-term agreements in place for manufacture of product at commercial scale quantities. As a result, there are no assurances that our manufacturing and supply chain infrastructure will remain uninterrupted and reliable or that our CMOs or other third parties will be able to satisfy demand in a timely manner. While there are a limited number of companies that can produce raw materials and active pharmaceutical ingredients in the quantities and with the quality and purity that we require for our product candidates, based on our diligence to date, we believe our current network of manufacturing partners are able to fulfill these requirements, can continue to expand capacity as needed. Additionally, we have, and will continue to evaluate further relationships with additional suppliers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers for manufacturing.

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
•
Epclusa® (sofosbuvir and velpatasvir) (Gilead Sciences, Inc.), a fixed dose combination regimen of sofosbuvir and velpatasvir, an HCV NS5A inhibitor, approved for the treatment of adults and pediatric patients ≥3 years old with chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis, or for use in combination with ribavirin with decompensated cirrhosis.

•
Harvoni® (ledipasvir and sofosbuvir) (Gilead Sciences, Inc.) a fixed dose combination of ledipasvir, an HCV NS5A inhibitor, and sofosbuvir approved for the treatment of adult and pediatric patients ≥3 years old with HCV GT-1, -4, -5 or -6 infection without cirrhosis or with compensated cirrhosis.
•
Vosevi® (sofosbuvir, velpatasvir, and voxilaprevir) (Gilead Sciences, Inc.) a fixed dose triple combination of sofosbuvir, velpatasvir and voxilaprevir, an HCV NS3/4A protease inhibitor approved for the treatment of adult patients with chronic HCV infection without cirrhosis or with compensated cirrhosis who have HCV GT-1, -2, -3, -4, -5, or -6 infection and have previously been treated with an HCV regimen containing an HCV NS5A inhibitor; HCV GT-1a or -3 infection who have previously been treated with an HCV regimen containing sofosbuvir without an HCV NS5A inhibitor.
•
Mavyret® (glecaprevir and pibrentasvir) (AbbVie, Inc.) a fixed-dose combination of glecaprevir, an HCV NS3/4A protease inhibitor and pibrentasvir, an HCV NS5A inhibitor, approved for the treatment of adult and pediatric patients ≥3 years old with chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis. Mavyret as an eight-week treatment is approved for patients who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. It is recommended that Mavyret be taken with food. Mavyret is not approved for use in patients with decompensated cirrhosis.
•
Zepatier® (elbasvir and grazoprevir) (Merck) a fixed-dose combination of elbasvir, an HCV NS5A inhibitor and grazoprevir, an HCV NS3/4A protease inhibitor approved for the treatment of chronic HCV GT-1 or -4 infection in adult and pediatric patients ≥12 years old or weighing at least 30 kg. Zepatier is indicated for use with ribavirin in certain patient populations.

In addition to the branded products, Gilead Sciences, Inc. markets authorized generic copies of Epclusa and Harvoni through its subsidiary, Asegua Therapeutics, LLC. We are not aware of any investigational agents in late-stage development in the US although there may be other investigational agents for HCV in various stages of clinical development in other parts of the world.

Commercialization

We currently believe that we can maximize the value of our product portfolio by retaining global development rights to our product candidates. However, to further maximize the value of product candidates that are authorized or approved for sale, we may seek collaborations that allow us to access and leverage commercialization expertise and resources of collaborators in certain markets. To assist in the commercialization in the US of any product candidates we successfully develop, we may enter into arrangements with third parties that have existing commercial infrastructure including a pharmaceutical sales force and expertise in managed care. Outside the US, we anticipate that commercialization of our products, if approved or authorized for use, would be undertaken by third party collaborators. Currently, we do not have any sales, marketing or commercial product distribution infrastructure and we do not have any existing arrangements with third parties to commercialize our product candidates in the US or elsewhere. In December 2024, we announced that we had engaged Evercore LLC, an independent global investment bank, to assist us in identifying and exploring potential strategic partnerships related to our lead product candidate, the regimen of the bemnifosbuvir and ruzasvir for the treatment of HCV infection. That effort remains ongoing.

Intellectual Property

Our commercial success will depend in part on our ability to obtain and maintain proprietary protection for our therapeutic products for viral diseases. We seek to protect our proprietary compounds and methods of treatment for viral diseases using our compounds, alone and in combination with other therapeutic agents, in addition to dosage forms, dosing regimens and formulations for their administration. We also seek protection on the manufacturing process for the production of our compounds. Our success also depends on our ability to operate without infringing, misappropriating or otherwise violating the proprietary rights of others and to prevent others from infringing, misappropriating or otherwise violating our proprietary rights.

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

As of March 1, 2025, we are the sole owner of seventeen patent families covering our product candidates and proprietary compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of March 1, 2025, on a worldwide basis, includes more than 300 pending, granted, or allowed patent applications with twenty two issued US patents, ten pending US non-provisional applications and more than 250 pending or granted patent applications that have entered the national phase of prosecution in countries outside the US.

As of March 1, 2025, we are the exclusive licensee of three patent families from Merck covering composition of matter, process of preparation, and formulations of ruzasvir, the NS5A inhibitor which we are developing in combination with bemnifosbuvir for the treatment of HCV. These three patent families collectively include two issued US patents, granted patents in France, Great Britain, and Germany and one pending US patent application and one pending patent application in the European Patent Office ("EPO").

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a US patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the US Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the US cannot extend the term of a patent beyond a total of 14 years from the date of product approval. Only one patent covering an approved drug, or its method of use may be extended, and only those claims covering the approved drug, or an approved method for using it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in the European Union ("EU"). Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the US, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if our patent is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the US or a foreign country.

Current issued patents and patent applications covering the composition of matter for AT-511, the free base of bemnifosbuvir, and our product candidate, bemnifosbuvir, will expire on dates ranging from 2036 to 2038, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current issued patents and patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of HCV will expire on dates ranging from 2036 to 2046, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions. Current patent applications covering the use of AT-511 and bemnifosbuvir for the treatment of SARS-CoV-2 will expire on dates ranging from 2040 to 2041, if the applications are issued and held valid by a court of final jurisdiction if challenged, and without regard to any possible patent term adjustments or extensions.

However, any of our patents, including patents that we may rely on to protect our market for products if any are approved, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the US and other jurisdictions may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The pharmaceutical and biopharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain our proprietary position for our compounds and the use of these compounds will depend on our success in enforcing patent claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize drugs with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of a drug we may develop, it is possible that, before any of our drugs can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. For more information regarding risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Our patent families, as of March 1, 2025, are further described below.

AT-511 and Bemnifosbuvir

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, bemnifosbuvir), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of seven issued US patents (US Patent Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673) covering AT-511 or a pharmaceutically acceptable salt thereof, related compounds and their pharmaceutical compositions. This patent family is now also in the national stage of prosecution or granted in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. We have 40 foreign patents granted or allowed, and more than 20 pending patent applications. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers bemnifosbuvir (the hemisulfate salt of AT-511), pharmaceutical compositions, process of preparation, and methods to treat HCV using bemnifosbuvir. This family includes three issued US patents (US Patent Nos. 10,519,186; 10,906,928; and 12,006,340) covering bemnifosbuvir or a process to prepare bemnifosbuvir. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China, Colombia, the EAPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. The patent has now been granted by the European Patent Office. We have over 30 granted foreign patents and over 20 pending applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own two patent families that disclose methods for the treatment of SARS-CoV-2 using AT-511 or bemnifosbuvir. These families include five granted US patents (US Patent Nos. 10,874,687, 11,707,480, 11,783,038, 11,813,278 and 12,226,429) and one pending US applications. Patent applications in this family have been allowed in Japan and the EPO, and applications are pending in Australia, Canada, China, the EPO, and Japan. The expected year of expiration for patents issued from these families, if valid and enforceable, is 2040 or 2041, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a fifth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Flaviviridae viral infection such as dengue, West Nile, or yellow fever. This family consists of two issued US patents (US Patent Nos. 10,946,033 and 11,975,016) and is currently pending or granted in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia, Singapore, Thailand, Vietnam, and South Africa. We have over 30 foreign patents granted and over 20 pending patent applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a sixth patent family that discloses the use of AT-511 and bemnifosbuvir for the treatment of HCV in patients with cirrhosis of the liver. This family includes one granted US patent (US Patent No. 11,690,860). The expected year of expiration for this patent family, if issued, valid and enforceable, is 2039, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a seventh patent family that describes methods to treat mutant or resistant forms of the SARS-CoV-2 virus. This family consists of one pending application in the US. The expected year of expiration for patents issued from non-provisional patent applications filed on the basis of this patent application, if valid and enforceable, is 2041, without regard to adjustments of term that may be available under US or other national laws.

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

Ruzasvir and the Combination of Bemnifosbuvir and Ruzasvir

We have exclusively licensed three patent families from Merck covering composition of matter, process of preparation, and formulations of ruzasvir, a pan-genotypic NS5A inhibitor which we are combining with bemnifosbuvir in the regimen we are developing to treat HCV. The family covering the ruzasvir composition of matter includes one granted US patent (US Patent No. 9,555,038), and granted patents in France, Great Britain, and Germany. The expected expiration date is in 2034. The family describing a process of preparation includes one granted US patent (US Patent No. 10,457,690), with an expected expiration date in 2036. The family describing formulations includes one pending US patent application and one pending patent application in the EPO, which if granted, is expected to expire in 2039.

We also solely own an eleventh patent family covering the combination of bemnifosbuvir and ruzasvir. This family consists of one patent application in the US, in addition to patent applications in the United Arab Emirates, Argentina, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, the Philippines, Qatar, Russia, Saudi Arabia,

Singapore, Thailand, Taiwan, and South Africa. These patent applications, if granted, will have an expiration date in 2042.

We also solely own a twelfth patent application covering our fixed-dose combination of bemnifosbuvir and ruzasvir. The expected year of expiration for patents issuing from this application, if valid and enforceable, is 2046, without regard to any adjustments of term that may be available under US or other national law.

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

The process required by the FDA before a drug may be marketed in the US generally involves the following:

•
completion of certain preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s good laboratory practice requirements and other applicable regulations;
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

Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the approved therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Moreover, an NDA is eligible for priority review if the product candidate is designed to treat a serious condition, and if approved, would provide a significant improvement in safety or effectiveness compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an NDA designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to ten months for review of new molecular entity NDAs under its current PDUFA review goals.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict marketers’ communications on the subject of off-label use of their products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined companies from engaging in off-label promotion. The FDA and other regulatory agencies have also required that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or ("IRA"), was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Individual states in the US have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, certain individual states as well as regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. The states of Louisiana and Washington used bidding procedures in 2019 and more recently Minnesota did so in 2021 to secure contracts with suppliers of HCV antiviral therapeutics for certain populations including those covered by Medicare and those in correctional institutions. Other states are currently engaged in similar discussions. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

As of January 31, 2025, all clinical trials (and related applications) are subject to the provisions of the CTR.Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1,2021, and the implementation on January 1, 2025 of the Windsor Framework (as defined below), the United Kingdom (“UK”) has not generally been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in Great Britain (England, Scotland and

Wales), however, new legislation such as the (EU) CTR is not applicable in Great Britain (“GB”). Under the Medicines and Medical Devices Act 2021, the Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in GB; broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland, and introduces a UK-wide licensing process for medicinal products.

The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. If the legislative proposal is approved (with or without amendment), it would be adopted into UK law, which is expected in early 2026.

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in GB (only), free of charge on January 1, 2021, unless the MA holder opted out. In order to use the centralized procedure to obtain a MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, since Brexit, companies established in the UK can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the UK and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the UK. An international recognition framework has been in place from January 1, 2024, whereby the MHRA will have regard to decisions on the approval of MAs made by the EMA and certain other regulators when determining an application for a new UK MA.

There is no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

Human Capital Resources

As of March 4, 2025, we had 56 full-time employees, including 17 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 39 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Our top priorities for human capital resources are to attract, recruit, retain, incentivize, and seamlessly integrate both our current and new employees in an engaging manner. The principal purpose of our competitive equity and cash compensation and benefits programs is to promote and support these priorities. We consider our human capital resources strategy to be comprehensive and built to foster our core way of working which is grounded on the principles of scientific rigor in a collaborative, entrepreneurial, and results-oriented manner.

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

Name	Age	Position
Executive Officers
Jean-Pierre Sommadossi, Ph.D.	68	President and Chief Executive Officer and Chairman of the Board of Directors
Andrea Corcoran	62	Chief Financial Officer, Executive Vice President, Legal and Secretary
Janet Hammond, M.D., Ph.D.	64	Chief Development Officer
Maria Arantxa Horga, M.D.	56	Chief Medical Officer
John Vavricka	61	Chief Commercial Officer
Wayne Foster	56	Executive Vice President and Chief Accounting Officer
Directors
Franklin Berger (1)(2)	75	Director (Lead Director)
Jerome Adams, M.D. (3)(4)	50	Director
Barbara Duncan (1)(3)	60	Director
Arthur Kirsch	73	Director
Bruno Lucidi (1)(2)	65	Director
Polly A. Murphy, D.V.M., Ph.D. (3)(4)	60	Director
Bruce Polsky, M.D. (2)(4)	70	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Strategy and Public Policy Committee.

Executive Officers

Jean-Pierre Sommadossi, Ph.D., is the founder of our Company and has served as our President and Chief Executive Officer and as Chairman of our Board since July 2012. Prior to that, he co-founded and held several roles at Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2010, including Principal Founder and Chief Executive Officer and Chairman. Dr. Sommadossi also co-founded Pharmasset, Inc., a biopharmaceutical company, in 1998. Dr. Sommadossi has also served on the board as Chairman of the board of directors of Panchrest, Inc., a privately held marketing authorized representative in healthcare, since 2013, and Chairman of the board of directors of Biothea Pharma, Inc., a privately held biotechnology company, since 2021. Dr. Sommadossi has also served as a member of the board of directors of The BioExec Institute since 2004. Previously, Dr. Sommadossi served on the board of directors of ABG Acquisition Corporation from February 2021 to February 2023, as Chairman of the board of directors of Kezar Life Sciences, Inc., a biopharmaceutical company, from June 2015 to May 2022, Vice Chairman of the board of directors of Rafael Pharmaceuticals, Inc., a biopharmaceutical company, from October 2016 to November 2020 and as Chair of the board of directors of PegaOne, Inc., a biopharmaceutical company, from September 2020 to January 2021. Dr. Sommadossi also served as a member of the Harvard Medical School Discovery Council from 2010 to 2021. Dr. Sommadossi received his Ph.D. and Pharm.D. degrees from the University of Marseilles in France. We believe that Dr. Sommadossi’s extensive scientific, operational, strategic and management experience in the biopharmaceutical industry qualifies him to serve on our Board.

Andrea Corcoran has served as our Chief Financial Officer since October 2020, Secretary since September 2014 and Executive Vice President, Legal since December 2013 and served as our Executive Vice President, Administration from September 2014 to October 2020. Prior to joining us, Ms. Corcoran served as Senior Vice President, Strategy and Finance at iBio, Inc., a biotechnology company, from 2011 to 2012, as General Counsel and Secretary at Tolerx, Inc., a privately held biopharmaceutical company, from 2007 to 2011, and as Executive Vice President of Idenix Pharmaceuticals, Inc. from 1998 to 2007. Ms. Corcoran received her J.D. from Boston College Law School and her B.S. from Providence College.

Janet Hammond, M.D., Ph.D., has served as our Chief Development Officer since August 2020. Prior to joining us, Dr. Hammond served as Vice President and Therapeutic Area Head for General Medicine and Infectious Disease Development at AbbVie, Inc., a biopharmaceutical company, from November 2016 to August 2020, and as Senior Vice President, Global Head of Infectious Diseases and Head of Pharmaceutical Research and Early Development China at F. Hoffmann-La Roche from March 2011 to November 2016. Dr. Hammond has also served on the board of directors of Enterprise Therapeutics Ltd., a privately held biopharmaceutical company, since May 2024. Dr. Hammond received her M.D. and Ph.D. from the University of Cape Town, South Africa, and her Sc.M. in Clinical Investigation from Johns Hopkins University School of Hygiene and Public Health.

Maria Arantxa Horga, M.D., has served as our Chief Medical Officer since January 2021 and previously served as our Acting Chief Medical Officer since October 2020 and as Executive Vice President, Clinical Sciences since August 2020. Prior to joining us, Dr. Horga served as Vice President, Pharmacovigilance and Medical Affairs at Biohaven Pharmaceuticals, Inc. from October 2019 to August 2020. Prior to that, Dr. Horga served as Vice President, Global Head of Clinical Program Execution, Site Head of the Roche NY Innovation Center from July 2017 to August 2019, and as Global Head of Translational Medicine, Infectious Diseases at F. Hoffmann-La Roche from 2012 to 2016. Dr. Horga received her M.D. from the Santander School of Medicine and completed her residency in Pediatrics and a fellowship in Pediatric Infectious Diseases at the Mount Sinai School of Medicine.

John Vavricka has served as our Chief Commercial Officer since October 2018. Prior to joining us, Mr. Vavricka co-founded and served as the Chief Executive Officer of Biothea Pharma, Inc., a privately held biotechnology company, from March 2018 to June 2021. Prior to that, Mr. Vavricka founded and served as the Chief Executive Officer and President of Iroko Pharmaceuticals, Inc., a global pharmaceuticals company, from 2007 to 2015. Mr. Vavricka received his B.S. from Northwestern University.

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

Directors

Franklin Berger has served as a member and the Lead Director of our Board since September 2019. Mr. Berger has served as Founder and Managing Director at FMB Research LLC, a consulting firm, since June 2005. Mr. Berger also serves on the boards of directors of Satellos Bioscience Inc. since September 2023, ESSA Pharma Inc. since March 2015, and Kezar Life Sciences, Inc. since January 2016. Mr. Berger previously served on the boards of directors of Rain Therapeutics Inc. from May 2020 to January 2024, Atreca Inc. from October 2014 to May 2024, BELLUS Health, Inc. from May 2010 to June 2023, Tocagen, Inc. from October 2014 to December 2020, Proteostasis Therapeutics, Inc. from February 2016 to December 2020, and Five Prime Therapeutics, Inc. from October 2014 to April 2021. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Jerome Adams, M.D., has served as a member of our Board since May 2021. Dr. Adams also has served as Director of Health Equity Initiatives at Purdue University since October 2021. Dr. Adams served as the 20th Surgeon General of the US from September 2017 to January 2021, where he focused on the opioid epidemic and was a member of the COVID-19 Task Force. Prior to that, Dr. Adams served as the State Health Commissioner for the State of Indiana from November 2014 to September 2017, where he presided over Indiana’s efforts to deal with state-wide, unprecedented HIV outbreak. Dr. Adams was a practicing anesthesiologist and Associate Professor in the Department of Anesthesiology at Indiana University from January 2008 to September 2017. Earlier in his career, Dr. Adams was a Clinical Research Assistant at Eli Lilly and Company. He has served in leadership positions at a number of professional organizations, including the American Medical Association, the Indiana State Medical Association, and the Indiana Society of Anesthesiologists. Dr. Adams received his B.S. in Biochemistry and B.A. in Psychology from the University of Maryland, Baltimore County, his M.D. from the Indiana University School of Medicine and his M.P.H. from the University of California, Berkeley. We believe that Dr. Adams’ extensive public sector experience, including his service as a Surgeon General and work on the COVID-19 Task Force, qualifies him to serve on our board.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served as Chief Financial Officer and Treasurer at Intercept Pharmaceuticals, Inc. from May 2009 to June 2016. Ms. Duncan also serves on the boards of directors of Ovid Therapeutics, Inc. since June 2017, Halozyme Therapeutics, Inc. since February 2023, and Convergent Therapeutics, a privately held biopharmaceutical company, since December 2024. Previously, Ms. Duncan served on the boards of directors of Fusion Pharmaceuticals Inc. from November 2020 to May 2024, Jounce Therapeutics, Inc. from June 2016 to May 2023, Adaptimmune Therapeutics plc from June 2016 to June 2023, Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 through April 2018, Aevi Genomic Medicine, Inc., from June 2015 through January 2020, and ObsEva S.A. from November 2016 to May 2021. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her financial expertise, experience in the biotechnology industry and service as a public company executive and board member.

Arthur Kirsch has served as a member of our Board of Directors since February 2025. Mr. Kirsch has served as a Senior Advisor to Alvarez & Marsal's Life Science Industry Group, a global professional services firm, since 2019. Prior to such role, Mr. Kirsch was a Senior Advisor and Managing Director for GCA Savvian, an investment bank, from 2005 to 2018, where he was responsible for healthcare investment banking activities. Prior to 2005, Mr. Kirsch had a number of other leadership roles in investment banking at Vector Securities/Prudential Vector Healthcare, NatWest Markets and Drexel Burnham Lambert. Mr. Kirsch has served on the board of directors of Liquidia Corporation, a biopharmaceutical company, since December 2016 and previously served on the boards of directors of a number of other public companies in the biopharmaceutical and pharmaceutical industries, including Kadmon Holdings, Inc. from May 2019 to November 2021, Immunomedics, Inc. from August 2015 to October 2016, POZEN Inc. from April 2004 to May 2015 and Aralez, Inc. from February 2016 to May 2019. The Company believes Mr. Kirsch’s extensive experience in the healthcare and life sciences industries and as a strategic advisor will be valuable additions to the Board.

Bruno Lucidi has served as a member of our Board since September 2014. Mr. Lucidi has served as an independent consultant to biotechnology companies since July 2013. Mr. Lucidi served as a Life Sciences Expert at Wallonia Trade and Foreign Investment Agency, an economic development agency, from January 2017 to June 2020. From October 2017 to September 2019, Mr. Lucidi was Chief Executive Officer at AgenTus Therapeutics, a pre-clinical stage biopharmaceutical company. Mr. Lucidi has more than 40 years of experience in the pharmaceutical industry. He held Senior Executive positions at Bristol-Myers Squibb, Johnson and Johnson and GSK and he has been CEO and Chairman of the board of several biopharmaceutical companies in Europe and the US. Mr. Lucidi was trained in Oncology at the Gustave Roussy Institute, Villejuif, France, in Marketing and Strategic Management of Companies at the Ecole Superieure de Commerce, Paris, France, and in Finance, Merger and Acquisitions at the Investment Banking Institute in New York. We believe that Mr. Lucidi is qualified to serve on our board due to his extensive leadership experience in the life science industry as an executive of pharmaceutical companies and other organizations at various stages of development and his expertise commercializing antiviral and other drug products on a global basis.

Polly A. Murphy, D.V.M., Ph.D. has served as a member of our Board since August 2020. Dr. Murphy has served as Chief Business Officer at Avadel Pharmaceuticals plc since May 2024. Previously, Dr. Murphy served as the Chief Business Officer of Urogen, Inc. from August 2020 to May 2024. Dr. Murphy also previously served in various leadership roles at Pfizer, Inc. from September 2008 to August 2020, including as Vice President and Head of Commercial Development Pfizer Oncology Business Unit from January 2019 to August 2020, Vice President and Head of Global Marketing and Commercial Development Pfizer Oncology Business Unit from June 2017 to December 2018, and as Vice President and Head of Strategy and Business Development for Pfizer China from November 2013 to May 2018. Dr.

Murphy has served on the board of directors of Celcuity Inc. since September 2022. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

Bruce Polsky, M.D., MACP, FIDSA, has served as a member of our Board since November 2014. Dr. Polsky is the chair of the Department of Medicine at NYU Langone Hospital – Long Island in Mineola, New York, where he has practiced since May 2015. He also has served as professor and Chair of the Department of Medicine and as an Associate Dean at NYU Grossman Long Island School of Medicine since February 2019. Dr. Polsky is a leading clinical virologist who played an active role in clinical investigations of HIV/AIDS, HBV, HCV and other viral infections. From December 1998 to May 2015, Dr. Polsky was at Mount Sinai St. Luke’s and Mount Sinai Roosevelt Hospitals, where he served as Chair of the Department of Medicine and as Chief of the Division of Infectious Diseases, among other positions. Dr. Polsky received his M.D. from Wayne State University. We believe that Dr. Polsky is qualified to serve on our Board due to his extensive medical and scientific knowledge and the depth and breadth of his experience as a leading practicing infectious disease physician.

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

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown obstacles in developing or commercializing our products. For example in September 2024, we announced that the SUNRISE-3 Phase 3 clinical trial we conducted to evaluate bemnifosbuvir versus placebo for the treatment of COVID-19 did not meet the primary endpoint of a statistically significant reduction in all cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high risk patients with mild to moderate COVID-19. This led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19.

If we successfully develop and obtain approval of any product candidate, we will need to transition from a company with a research and development focus to a company capable of executing commercial activities. We may not be successful in this transition.

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

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2025 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the years ended December 31, 2024 and 2023, our operating expenses were $192.9 million and $164.2 million, respectively. As of December 31, 2024, we had an accumulated deficit of $364.2 million.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. For example, as we advanced and completed the enrollment of our COVID-19 Phase 3 SUNRISE-3 clinical trial, our operating expenses increased. We anticipate that operating expenses will also increase in the future as we advance and complete Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV as well as any additional late stage clinical trials. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability.

Further, we expect we will continue to incur substantial operating expenses if or as we:

•
continue to discover and develop additional product candidates;
•
successfully complete clinical trials and seek regulatory approval for our regimen of bemnifosbuvir and ruzasvir or other product candidates, if any;
•
establish manufacturing and supply chain capacity sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval, if any;
•
establish a sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval, if any, in geographies in which we plan to commercialize our products ourselves or with collaborators;
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

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Our HCV product candidate and any future product candidates we may discover, license or otherwise acquire, will require regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of or other access to a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Additionally, our HCV product candidate and any future product candidates will require additional preclinical and clinical development. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the clinical development of our HCV product candidate and other product candidates, if any; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings in the future, our business, prospects, and results of operations may be materially adversely affected.

We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the late stage development of the regimen of bemnifosbuvir and ruzasvir. Also, we anticipate that we may incur substantial expenses in connection with the discovery, license or other acquisition and potential development of other product candidates, if any, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval.

If our cash, cash equivalents and marketable securities are not sufficient to fund our future operations, we will need additional capital to fund these activities, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to initiate or complete planned clinical trials or seek regulatory approvals for our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing could divert the time and attention of our management from day-to-day activities and may harm our product candidate development efforts.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular the Phase 3 development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
the timing of and costs associated with discovery, license or acquisition of a product candidate for the treatment of respiratory or other diseases resulting from infection with single stranded RNA viruses;
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
•
the costs of manufacturing and commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of manufacturing commercial supply at a scale to meet demand and the costs and timing of establishing commercialization capabilities for and conducting product sales, marketing, distribution activities;
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

Currently, we do not have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, if needed. Our ability to access potential sources of future liquidity and raise funds will depend upon financial, economic and geopolitical conditions and other factors, many of which are beyond our control. These external factors, including rates of interest and inflation, will also impact and may increase substantially costs we incur in connection with any potential fundraising. If we are unable to raise additional capital in sufficient amounts, on terms acceptable to us, or on a timely basis, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives.

We may engage in strategic collaborations or other transactions that could disrupt our business, cause dilution to our stockholders, reduce our financial resources, and subject us to other risks.

In the future, we may enter into strategic collaborations or other transactions. In the fourth quarter of 2024, we announced that we had engaged Evercore LLC, a global independent investment bank, to assist us in identifying and exploring potential strategic partnerships related to our regimen of the bemnifosbuvir and ruzasvir. While this process is ongoing, there is no assurance that it will result in the completion of any specific transaction or outcome. If we do identify suitable collaboration candidates or strategic partners, we may not be able to complete such collaborations or other strategic transactions on favorable terms, or at all. Any collaborations or other strategic transactions may not strengthen our competitive position, and these transactions may be viewed negatively by stock research analysts or investors, and we may never realize the anticipated benefits of such transactions. We may decide to issue our common stock or other equity securities to a strategic partner or collaborator which would reduce the percentage ownership of our existing stockholders. In addition, we may not be able to successfully integrate with any collaborator or strategic partner in an effective, timely and non-disruptive manner. Collaborations or other strategic transactions may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and cash equivalents available for operations and other uses. We cannot predict the number, timing or size of future collaborations or strategic partnerships or the effect that any such transactions might have on our operating results.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $168.4 million for the year ended December 31, 2024. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV product candidate and future product candidates, if any, will require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including the Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, as well as our preclinical studies and other clinical trials, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete additional investigational drug application (“IND”) enabling studies and successfully submit INDs, clinical trial application (“CTAs”) or comparable applications to allow us to initiate clinical trials for any other product candidates;
•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our HCV product candidate or any future product candidates;
•
our ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities the safety and efficacy of our HCV product candidate or any future product candidates;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with our HCV product candidate or future product candidates, if any;

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
•
the willingness of physicians, operators of clinics and patients to conduct or participate in clinical trials evaluating our product candidates and, if successfully developed, to utilize or adopt our HCV product candidate or any future product candidates, if approved as antiviral therapies;
•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our HCV or future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) or similar requirements outside the US;
•
our ability to successfully establish a commercial strategy and thereafter commercialize our HCV product candidate or any future product candidates, in the US and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and
•
our ability to establish, maintain, protect and enforce intellectual property rights in and to our HCV product candidate or any future product candidates.

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

As of December 31, 2024, we had US federal and state net operating loss carryforwards (“NOLs”), of $63.3 million and $98.7 million, respectively.

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

For the years ended December 31, 2024 and 2023, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such respective period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

We may delay, suspend or terminate the development of a product candidate at any time if we believe the perceived market or commercial opportunity does not justify further investment or for other strategic business, financial or other reasons, which could materially harm our business and adversely affect our stock price.

Even if the results of preclinical studies and clinical trials that we have conducted or may conduct in the future may support further development of one or more of our product candidates, we may delay, suspend or terminate the future development of a product candidate at any time for strategic, business, financial or other reasons, including the determination or belief that the emerging profile of the product candidate is such that it may not receive regulatory approvals in key markets, gain meaningful market acceptance, otherwise provide any competitive advantages in its intended indication or market or generate a significant return to stockholders. For example, in September 2024, after the SUNRISE-3 Phase 3 clinical trial failed to reach its primary endpoint, we discontinued the development of bemnifosbuvir for the treatment of COVID-19. Any similar delays, suspensions or terminations of other clinical programs or product candidates, particularly our HCV product candidate, could materially harm our business, results of operations or financial condition.

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, which will require significant additional clinical testing, including successful Phase 3 clinical testing, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We currently have no products that are approved for commercial sale and have not successfully completed the development of any of our product candidates, and we may never be able to develop marketable products.

During the near term we expect that a substantial portion of our efforts and expenditures will be devoted to developing the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of or otherwise accessing a commercial organization, substantial investment and significant marketing efforts.

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

Even if we receive approval to market our HCV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete if the regimen of bemnifosbuvir and ruzasvir is approved.

We cannot be certain that, if approved, the safety and efficacy profile of the regimen of bemnifosbuvir and ruzasvir will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, if the required regulatory approvals for this product candidate are not obtained, if there are significant delays in the development or approval of this product candidate or in supplying commercial quantities of any approved products on an uninterrupted basis, or if we are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

We have not submitted an NDA for, or obtained regulatory approval of, any product candidate. We must complete additional clinical and preclinical studies to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that neither our HCV product candidate nor any product candidates we may seek to develop in the future will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

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

The lengthy regulatory process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market our HCV product candidate and any future product candidates, which may seriously harm our business. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”) or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in September 2024 of bemnifosbuvir to meet the primary endpoint in the COVID-19 Phase 3 SUNRISE-3 clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, including in the case of HCV, patients infected with varying viral genotypes are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and varying stages of clinical trials have nonetheless failed to obtain marketing approval of their drugs.

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

Any inability to successfully complete our Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of any other planned clinical trials we may initiate could result in additional costs to us or impair our ability to seek approval for our HCV product candidate or any future product candidates and ultimately generate revenue from product sales.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial, or by the FDA or any other regulatory authority, or if the IRBs of the institutions at which such trials are being conducted suspend or terminate the participation of the clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we are currently doing for our HCV product candidate and otherwise expect to do for other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“Clinical Trial Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of January 31, 2025, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. As a result, the CTAs we submit in connection with the proposed conduct of our HCV Phase 3 clinical trial in the EU must be in compliance with the CTR requirements. We have limited experience submitting applications under the

CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The extent to which the regulation of clinical trials in the UK will mirror the (EU) CTR in the long term is not yet certain, however, on December 12, 2024, the UK government introduced a legislative proposal - the Medicines for Human Use (Clinical Trials) Amendment Regulations 2024 - that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered. The UK government has provided the legislative proposal to the UK Parliament for its review and approval. Once the legislative proposal is approved (with or without amendment), it will be adopted into UK law which is expected in early 2026. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries.

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

If any serious adverse events occur, clinical trials or commercial distribution of any product we successfully develop could be suspended or terminated, and our business could be seriously harmed.

Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling any product candidate or product for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidate or product may be harmed, and our ability to generate revenues from such product or that we develop may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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
•
the risk that patients enrolled in the clinical trial will fail to adhere to the protocol; and
•
other factors outside of our control, such as political unrest, war, terrorism and the occurrence of a global health crisis similar to COVID-19 which, among other things, created substantial burdens on healthcare providers who were required to prioritize immediate critical patient care over clinical research.

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

Part of our strategy involves identifying novel product candidates. For example, we are currently engaged in internal efforts to identify product candidates for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses.

Our efforts to discover such product candidates and any subsequent discovery efforts we initiate to identify other novel product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to such product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such confirmatory studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. Additionally, as a part of the Food and Drug Omnibus Reform Act of 2022, the FDA obtained statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the US and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that none of the HCV product candidate we are developing or product candidates, if any, that we may seek to develop in the future will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved oral antiviral products are well established in the medical community for the treatment of HCV and doctors may continue to rely on these therapies.

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

We currently focus on the discovery and development of product candidates for the treatment of serious viral diseases. Our eligible patient population, pricing estimates and available coverage and reimbursement may differ significantly from the actual market addressable by our product candidates. Our estimates of the number of people who have these diseases, the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, and the market demand for our product candidates are based on our beliefs and analyses. These estimates have been derived from a variety of sources, including the scientific literature, current third-party data regarding prescriptions dispensed, and market research, and may prove to be incorrect. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for our product candidates may be limited or may not be receptive to treatment with our product candidates, and new patients may become increasingly difficult to identify or access. Additionally, the availability of superior or competitive therapies from our competitors could negatively impact or eliminate market demand for our product candidates. If the market opportunities for our product candidates are smaller than we estimate, it could have an adverse effect on our business, financial condition, results of operations and prospects.

Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or funding shortages, staffing limitations, or renewed global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Operating as a public company has in the past and may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

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

Despite security measures that we and our critical third parties (e.g., collaborators) implement, our information technology systems may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants or that any such significant breakdowns, data leakages or breaches will be timely discovered, disclosed (if applicable) and remediated.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of data from completed, ongoing or planned preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Moreover, our operations are broadly subject to an evolving regulatory environment. New and changing laws, regulations, executive orders and enforcement priorities can also create uncertainty about how such laws and regulations will be interpreted and applied, which may increase our costs or otherwise adversely impact our business and results of operations.

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

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. Most recently, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. For that and other reasons, it is currently unclear how the IRA will be effectuated. We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, states and other regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if any of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the US and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

We are subject to diverse laws and regulations relating to data privacy and security. New privacy rules are being enacted in the US and globally, and existing ones are being updated and strengthened. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”), requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the US. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. Any liability from failure to comply with the requirements of applicable data privacy and data protection laws could adversely affect our financial condition.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the US, and the efficacy and longevity of current transfer mechanisms between the EEA, and the US remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to US entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

For the diseases that we are targeting, significant competition exists from approved and authorized oral treatments as well as other treatments in development. The approved drugs, particularly for HCV, are well-established products and are widely-accepted by physicians, patients and third-party payors.

Our HCV product candidate, if approved, is expected to compete directly or indirectly with existing products. For example, if we successfully develop and receive marketing approval for our HCV product candidate, we anticipate that we will face competition from currently approved oral antiviral HCV products that are well established and widely accepted by physicians, patients and third-party payors, including products marketed and sold by Gilead Sciences, Asegua Therapeutics, a wholly owned subsidiary of Gilead Sciences, and AbbVie. Even if approved and commercialized, our HCV product candidate may fail to achieve market acceptance with hospitals, physicians, patients or third-party payors. Hospitals, physicians, patients or third-party payors may conclude that our product is are less safe or effective or otherwise less attractive than existing drugs. If our HCV product candidate or other future product candidates, if any, do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable. Other product candidates, if any, may also compete with existing products in a similar manner.

Many of our competitors have substantially greater capital resources, access to larger pools of capital, robust product candidate pipelines, established presence in the market, deep and broad commercial infrastructures and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may be able to maintain market share or achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, in each of May 2023 and October 2024, the US Patent and Trademark Office (“USPTO”) granted Gilead Sciences patents in the US that may cover our compound bemnifosbuvir. If Gilead Sciences asserts either of these patents in an infringement suit, we may not be successful in convincing a trial court that the patent is invalid and unenforceable. In that circumstance, we would need to obtain a license from Gilead Sciences, which may not be available on reasonable terms, if at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, using bemnifosbuvir may not be able to continue without infringement, which could result in significant cost or prevent us from commercializing bemnifosbuvir or regimens containing bemnifosbuvir such as our HCV product candidate.

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

Moreover, increasing efforts by governmental and third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the future value of the US HCV market may be impacted by payors obtaining additional discounts from manufacturers and by payor contracting dynamics. Medicaid agencies in certain individual states have enacted HCV treatment subscription models where manufacturers provide unrestricted access to their antiviral medication for a capitated total price and the Medicaid agencies in other states may in the future enact such HCV treatment subscription models. Contract duration and restrictions of such agreements could impact the ability of the non-awarded HCV oral antivirals to compete. In addition, future US government sponsored HCV eradication initiatives could impact the HCV market opportunity. While future US government sponsored HCV programs could significantly expand the number of HCV infected patients being treated, it also could negatively impact market value and access to many HCV oral antivirals.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets. Currently, we anticipate to rely on third party collaborators for such foreign market commercialization. We are evaluating potential collaborations and opportunities for the commercialization of our product candidates in foreign markets but currently we do not have any collaboration agreements or arrangements in place. Neither we or any third party with which we may collaborate is permitted to market or promote any of our product candidates before regulatory approval of such product candidate is received from the applicable regulatory authority in that foreign market, and such regulatory approval for any of our product candidates may never result. To obtain regulatory approvals in countries outside the US, it will be necessary to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including but not limited to:

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

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting US trade, manufacturing, development or investment, could result in additional restrictions on our ability to manufacture materials for our research programs, preclinical studies and clinical trials. In recent years, the U.S has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries where we conduct our business, in particular China, Mexico and Canada. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of a natural disaster, public health crises, trade disruptions, or changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates. Tariffs on certain Chinese origin goods may impact the cost of manufactured materials we import from China for our research programs, preclinical studies and clinical trials. Additionally, the indirect impact of inflationary pressure on costs throughout the supply chain may result in higher input costs, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

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

We are dependent on third parties to conduct critical aspects of the Phase 3 development activities for our HCV product candidate, the regimen of bemnifosbuvir and ruzasvir, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our other product candidates, if any. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

If the patent applications we hold with respect to our programs or product candidates fail to issue, if the breadth or strength of protection of our current or future issued patents is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, or threaten our ability to commercialize our current or future product candidates. Several patent applications covering our HCV product candidate have been filed recently by us. We cannot offer any assurances about which, if any, will result in issued patents, the breadth of any such patents or whether any issued patents will be found invalid or unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop.

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

Wide-ranging patent reform legislation in the US, including the Leahy-Smith America Invents Act of 2011 (“Leahy-Smith Act”), may increase the uncertainty of the strength or enforceability of our intellectual property and the cost to defend it. The Leahy-Smith Act reforms included a number of significant changes to US patent law, including provisions that affect the way patent applications are prosecuted and also affect patent litigation. Under the Leahy-Smith Act, the US transitioned from a “first-to-invent” to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties claiming the same invention. This will require us to be prompt going forward during the time from invention to filing of a patent application and to be diligent in filing patent applications, but circumstances could prevent us from promptly filing or prosecuting patent applications on our inventions. The Leahy-Smith Act also enlarged the scope of disclosures that qualify as prior art. Furthermore, if a third-party filed a patent application before effectiveness of applicable provisions of the Leahy-Smith Act, on March 16, 2013, an interference proceeding in the US can be initiated by a third-party to determine if it was the first to invent any of the subject matter covered by the claims of our patent applications. We may also be subject to a third-party preissuance submission of prior art to the US Patent and Trademark Office (“USPTO”).

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

Our commercial success depends in part on our avoiding actual and allegations of infringement, misappropriation or other violation of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the US, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions, re-examination, and post-grant and inter partes review proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the EPO. Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates As the pharmaceutical industry expands and more patents are issued, and as third parties become more aware of our product pipeline, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

For example, in March 2021, fourteen years after its priority date, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that still purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. In February 2024, the PTAB denied to exercise its discretion to institute the post grant proceeding. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. However, while we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a product candidate containing bemnifosbuvir to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

On October 22, 2024, seventeen years after its priority date, the USPTO issued US Pat. No. 12,121,529 (“ '529 patent) to Gilead Sciences with claims that also purport to cover bemnifosbuvir. We believe that the '529 patent will expire in March 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the '529 patent prior to commercialization of a bemnifosbuvir product candidate. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

Third party claimants may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to composition of matter, drug delivery, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We cannot guarantee that our technologies, products, compositions and their uses do not or will not infringe, misappropriate or otherwise violate third-party patent or other intellectual property rights. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Pending patent applications that have been published can, or subject to certain limitations, later present claims in a manner that could cover our product candidates or the use of our product candidates. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history.

Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. To challenge the validity of a US patent, we would need to initiate an action either in federal court or at the PTAB as we have done against the '361 patent. An action brought before the PTAB must be timely submitted within nine months of the issuance of the patent we are seeking to challenge unless based on published prior art. In either a PTAB or federal court proceeding, there is no assurance that the PTAB or a court of competent jurisdiction would invalidate the claims of any such US patent or, if a PTAB decision is appealed, that a federal court would uphold a PTAB determination of invalidity. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

Litigation and contested proceedings can be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate greater resources to prosecuting these legal actions than we can. The risks of being involved in such litigation and proceedings may increase if and as our product candidates near commercialization. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of the merit of such claims. We may not be aware of all intellectual property rights potentially relating to our technology and product candidates and their uses, or we may incorrectly conclude that third-party intellectual property is invalid or that our activities and product candidates do not infringe, misappropriate or otherwise violate such intellectual property. Thus, we do not know with certainty that our technology and product candidates, or our development and commercialization thereof, do not and will not infringe, misappropriate or otherwise violate any third-party’s intellectual property.

Parties making claims against us may seek to obtain injunctive or other equitable relief, which could if granted effectively block our ability to further develop and commercialize one or more of our product candidates and/or harm our reputation and financial results. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could be a substantial diversion of management and employee resources from our business. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, in the case of claims concerning registered trademarks, rename our product candidates, or obtain one or more licenses from third parties, which may require substantial time and monetary expenditure, and which might be impossible or technically infeasible. Furthermore, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us; alternatively or additionally it might include terms that impede or destroy our ability to compete successfully in the commercial marketplace. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

A number of companies and universities file and obtain patents in the same area as our product candidates, and these patent filings could be asserted against us, which may affect our business, and if successful, could lead to expensive litigation, affect the profitability of our products and/or prohibit the sale of a product or its use.

Our HCV product candidate does include and other product candidates we may develop, may include nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC; Gilead Sciences; Merck & Co.; Bristol Myers Squibb; Roche;

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

For example, we note that Gilead Sciences has obtained the US '361 patent that includes a Claim that purportedly covers bemnifosbuvir. We requested the PTAB Board to institute a post grant review of this patent and it declined to exercise its discretion to do so. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead files an infringement suit. While we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

Additionally, on October 22, 2024, seventeen years after its priority date, Gilead Sciences obtained US ‘529 patent with claims that also purport to cover bemnifosbuvir. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the ‘529 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

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

Currently, in the US, the FDA may grant five years of exclusivity for new chemical entities (“NCEs”) for which most or all of our products may qualify. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. A generic company can submit an ANDA to the FDA four years after approval of our product. The submission of an ANDA by a generic company is considered a technical act of patent infringement. The generic company can certify that it will wait until the natural expiration date of our listed patents to sell a generic version of our product or can certify that one or more of our listed patents are invalid, unenforceable or not infringed. If the latter, we will have 45 days to bring a patent infringement lawsuit against the generic company. This will initiate a challenge to one or more of our Orange Book-listed patents based on arguments from the generic company that our listed patents are invalid, unenforceable or not infringed. Under the Hatch-Waxman Act, if a lawsuit is brought, the FDA is prevented from issuing a final approval on the generic drug until 30 months from the date the litigation is started, or a final decision of a court holding that our asserted patent claims are invalid, unenforceable or not infringed. If we do not properly list our relevant patents in the Orange Book, do not timely file a lawsuit in response to a certification from a generic company under an ANDA, or if we do not prevail in the resulting patent litigation, we can lose our proprietary protection, and our product can rapidly become generic. Further, even if we do correctly list our relevant patents in the Orange Book, bring a lawsuit in a timely manner and prevail in that lawsuit, the generic litigation may be at a very significant cost to us of attorneys’ fees and employee time and distraction over a long period. Further, it is common for more than one generic company to try to sell an innovator drug at the same time, and so we may be faced with the cost and distraction of multiple lawsuits. We may also determine it is necessary to settle the lawsuit in a manner that allows the generic company to enter our market prior to the expiration of our patent or otherwise in a manner that adversely affects the strength, validity or enforceability of our patent.

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

The FTC has brought a number of lawsuits in federal court in the past few years to challenge Hatch-Waxman Act ANDA litigation settlements between innovator companies and generic companies as anti-competitive. As an example, the FTC has taken an aggressive position that anything of value is a payment, whether money is paid or not. Under its approach, if an innovator as part of a patent settlement agrees not to launch or delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book-listed patent covering an innovator drug, or negotiates a delay in entry without payment, the FTC may consider it an unacceptable reverse payment. The pharmaceutical industry argues that such agreements are rational business decisions to dismiss risk and are immune from antitrust attack if the terms of the settlement are within the scope of the exclusionary potential of the patent. In 2013, the US Supreme Court, in a five-to-three decision in FTC v. Actavis, Inc., rejected both the pharmaceutical industry’s and FTC’s arguments with regard to so-called reverse payments, and held that whether a “reverse payment” settlement involving the exchange of consideration for a delay in entry is subject to an anticompetitive analysis depends on five considerations: (a) the potential for genuine adverse effects on competition; (b) the justification of payment; (c) the patentee’s ability to bring about anticompetitive harm; (d) whether the size of the payment is a workable surrogate for the patent’s weakness; and (e) that antitrust liability for large unjustified payments does not prevent litigating parties from settling their lawsuits, for example, by allowing the generic to enter the market before the patent expires without the patentee paying the generic. Furthermore, whether a reverse payment is justified depends upon its size, its scale in relation to the patentee’s anticipated future litigation costs, its independence from other services for which it might represent payment, as was the case in Actavis, and the lack of any other convincing justification. The Court held that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC, leaving to lower courts the structuring of such rule of reason analysis. If we are faced with drug patent litigation, including Hatch-Waxman Act litigation with a generic company, we could be faced with such an FTC challenge based on that activity, including how or whether we settle the case, and even if we strongly disagree with the FTC’s position, we could face a significant expense or penalty.

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

In the US, the Hatch-Waxman Act permits one patent term extension of up to five years beyond the normal expiration of one patent per product, which if a method of treatment patent, is limited to the approved indication (or any additional indications approved during the period of extension). The length of the patent term extension is typically calculated as one half of the clinical trial period plus the entire period of time during the review of the NDA by the FDA, minus any time of delay by us during these periods. There is also a limit on the patent term extension to a term that is no greater than fourteen years from drug approval. Therefore, if we select and are granted a patent term extension on a recently filed and issued patent, we may not receive the full benefit of a possible patent term extension, if at all. We might also not be granted a patent term extension at all, because of, for example, failure to apply within the applicable period, failure to apply prior to the expiration of relevant patents or otherwise failure to satisfy any of the numerous applicable requirements. Moreover, the applicable authorities, including the FDA and the USPTO in the US, and any equivalent regulatory authorities in other countries, may not agree with our assessment of whether such extensions are available, may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to obtain approval of competing products following our patent expiration by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case if our patent covering the product has expired or been held invalid by a court of final jurisdiction. If this were to occur, it could have a material adverse effect on our ability to generate product revenue.

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

In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. Our composition of matter patent on bemnifosbuvir has also been granted in Europe, China, Japan, Korea, Australia, Brazil, Eurasia, Canada, Israel, New Zealand, South Africa, Russia and Mexico, and is pending in certain other countries and regions.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Columbia and Mexico, and is also pending in certain other countries and regions. The European Patent Office has also indicated allowability of the claims.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenges our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under), we have received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. A hearing on the matter was held in April 2024. In June 2024, the Indian Patent Office issued a decision refusing the claims to bemnifosbuvir on the basis that a new salt of a known compound is not patentable under section 3(d) of the Indian Patent Act. This decision was not appealed. While we intend to vigorously defend our patent claims on AT-511 or a pharmaceutically acceptable salt thereof and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to the pending Pre-Grant Opposition and allow our patent claims to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under). In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or a pharmaceutically acceptable salt thereof or their use to treat HCV in India unless and until the Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive patents on AT-511, bemnifosbuvir or their use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if the patent issues, one or more Post-Grant Oppositions, challenging our patent rights in AT-511.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patentees now have the option, upon grant of a patent, of obtaining a Unitary Patent which is subject to the jurisdiction of the UPC, or nationalizing the patent directly in one or all European countries that are members of the European Patent Office. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice. Deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides our competitors with a new forum to centrally revoke our European patents and makes it possible for a competitor to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the US and many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter such difficulties in protecting or are otherwise precluded from effectively protecting our intellectual property rights in foreign jurisdictions, our ability to compete and our business prospects in such marketplaces could be substantially harmed. For example, we have been notified that a Pre-Grant Opposition has been filed with the Controller General of Patents, Designs and Trademarks at the Indian Patent Office relating to our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under) and its use to treat HCV in India. While we intend to defend our patent claims for AT-511 or a pharmaceutically acceptable salt thereof (which claim bemnifosbuvir would fall under) and its use to treat HCV, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. A second Pre-Grant Opposition relating to patent claims to bemnifosbuvir was filed in September 2022. We responded to this second Pre-Grant Opposition in October 2023, and a hearing was held in April 2024. On June 3, 2024, the Indian patent office refused our claims to bemnifosbuvir on the basis that a new salt of a known compound is not patentable under section 3(d) of the Indian Patent Act. This decision was not appealed. While we intend to defend our patent claims for AT-511, or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under) and its use to treat HCV, we cannot provide any assurance that we will succeed or that the Indian patent office will allow the patent claims to grant. The cost of foreign adversarial proceedings can also be substantial, and in many foreign jurisdictions, the losing party must pay the attorney fees of the winning party.

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

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world may be prohibitively expensive. Therefore, we may choose not to pursue or maintain protection for certain intellectual property in certain jurisdictions. The requirements for patentability may differ in certain countries, particularly in developing countries. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we may obtain patent protection, but where patent enforcement is not as strong as that in the US. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and any future patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

Risks Related to Employee Matters, Managing Operations and Other Risks Related to Our Business

We may be unable to realize expected benefits from our cost reduction efforts and our business might be adversely affected.

In the first quarter of 2025, in order to reduce costs and support longer term business sustainability, we implemented a reduction in our workforce.

These types of cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting and the related internal controls. In addition, while positions have been eliminated, certain functions necessary to our operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees. This reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

Our future success depends upon our ability to retain officers, directors and key employees and attract, retain and motivate qualified personnel.

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

Retaining qualified scientific, clinical and manufacturing personnel as well as recruiting qualified sales and marketing personnel if we elect to establish our own commercial organization will be critical to our success. Our ability to identify, hire and retain additional personnel and, if necessary, replace departed executive officers and key employees may be difficult or costly and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to discover or otherwise identify and develop product candidates and gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or effectively incentivize these additional key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be engaged by entities other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

Our reduction in force in January 2025 may make it more difficult for us to retain or hire qualified personnel.

If we are unable to continue to attract and retain high quality personnel, our ability to develop and commercialize product candidates will be limited.

We rely on consultants, advisors and third parties for the performance of critical aspects of our business operations

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to assist us in formulating our research and development and commercialization strategy and to provide certain services, including substantially all aspects of clinical trial conduct and execution, international regulatory affairs activities and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by independent organizations, advisors or consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing independent organizations, advisors or consultants or find other competent outside independent organizations, advisors and consultants on economically reasonable terms, or at all. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of advisors and consultants, or we are not able to effectively maintain or obtain facilities to accommodate this expansion, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

We have been in the past and may in the future be subject to unsolicited attempts to gain control of our company, proxy contests, and other forms of shareholder activism. When a stockholder, by itself or in conjunction with other stockholders or as part of a group, engages in activist activities with respect to us, our business could be adversely affected because responding to an unsolicited offer, proxy contest or other actions by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees from the execution of our strategy. In addition, actual or perceived uncertainties as to our future direction caused by activist activities may cause or appear to cause instability, potentially making it more difficult to attract and retain qualified personnel and collaborators or leading to the loss of collaboration opportunities, and if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. Activist stockholder activities may also cause significant fluctuations in our stock price based on temporary or speculative market perceptions, or other factors that do not necessarily reflect the fundamental underlying value of our business. Finally, we might experience a significant increase in legal fees and administrative and associated costs incurred in connection with responding to an unsolicited offer, proxy contest or related action. These actions could also negatively affect the price of our common stock.

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

Natural disasters (including, but not limited to earthquakes, fires, storms, floods, droughts, and extreme temperatures) or pandemics could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. Climate change has increased, and is expected to continue to increase the frequency or intensity of such events. Moreover, climate change may result in various chronic changes in the physical environment, such as changes in temperature or precipitation patterns or sea-level rise, as well as changes to the availability of certain natural resources, that may also have an adverse impact on our operations. If a natural disaster, power outage, pandemic, such as the COVID-19 pandemic, or other event occurred that prevented us from using all or a significant portion of our headquarters or the virtual network capabilities upon which our employees depend to collaborate and access critical business records, that damaged critical infrastructure, such as the manufacturing facilities on which we rely, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Increased scrutiny of, and evolving expectations for ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries are facing increasing and evolving scrutiny related to their ESG and sustainability practices from certain investors, government entities, customers, employees, and other stakeholders or third parties. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, increased litigation or reputational damage relating to ESG practices or performance, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement on our ESG efforts, even if such initiatives are currently voluntary.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings or other reputational issues could result in various negative impacts, including negative investor sentiment, decreased interest in our shares, changes in the availability or cost of capital, or our ability to attract/retain employees, customers, or business partners. Simultaneously, some parties are seeking to restrict or eliminate companies’ attention to ESG matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business.

We may become subject to conflicting laws and regulations related to sustainability and ESG matters. There are requirements that may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our suppliers and business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for future fiscal years beginning after January 1, 2026, be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to monitor, assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operation and respective risk profiles.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information, see the section titled “Risk Factors — Our business and operations may suffer in the event of information technology system failures, cyberattacks, or deficiencies, which could materially affect our results.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Audit Committee”) oversight of cybersecurity risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives periodic reports from management on our cybersecurity risks. These reports include updates on our processes for preparing for, preventing and detecting cybersecurity incidents. Between such regular updates, the Audit Committee would be notified regarding any significant cybersecurity threat or incident, if applicable. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our information technology ("IT") team, which includes both our internal staff and retained consultants with IT and cybersecurity expertise, is led by our Vice President of IT who has more than 25 years of experience managing and securing technology infrastructure and is certified in cybersecurity by the Information System Security Certification Consortium. The IT team has responsibility for, among other things, developing and implementing practices, procedures and controls designed to identify, assess and manage cybersecurity programs and risks. The IT team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. Our IT team is supplemented by a security committee, comprised of representatives from key functional areas of our business and includes both our CFO and our Sr. VP of Human Resources to whom the Vice President of IT reports.

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

Holders of Our Common Stock

As of March 4, 2025 there were 18 stockholders of record of our common stock, which does not reflect stockholders whose shares were held in nominee or street name by brokers.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Our lead product candidate is a the regimen consisting of bemnifosbuvir and ruzasvir, which we are developing for the treatment of hepatitis C virus (“HCV”) infection. Currently, we expect to commence enrollment of patients in an HCV Phase 3 program evaluating the regimen in April 2025.

HCV

HCV is a blood-borne, positive-sense, single-stranded ribonucleic acid ("RNA") virus that primarily infects liver cells. HCV is a leading cause of chronic liver disease, liver transplants and liver cancer in the United States ("US"), Europe and Japan.

Despite the availability of direct-acting antiviral (“DAA”) oral combination treatment regimens and eradication efforts by the World Health Organization and others, HCV continues to be a serious viral disease. An estimated 50 million people globally live with chronic HCV infection, with approximately 1 million new infections occurring each year. In 2022, HCV led to an estimated 242,000 deaths. These deaths are primarily attributable to cirrhosis and hepatocellular cancer, each of which are serious long-term consequences resulting from prolonged exposure, generally up to 20 years of HCV infection.

In the US, it is estimated that there are between 2.4 and 4.0 million persons infected with untreated HCV. Further it is reported that on an annual basis in the US, there are greater than 160,000 newly reported HCV infections. This incidence of newly reported infections outpaces substantially stagnant rates of treatment.

In the US and elsewhere, HCV is increasingly affecting younger people, with high case rates among those between 20 to 49 years of age. Since recently infected and younger patient populations are less likely to have developed cirrhosis given the relatively shorter cumulative exposure to the virus, there has been a trend in the US of decreasing incidence of cirrhosis among individuals with HCV infection. It is estimated by that less than 10% of the HCV-infected population in the US has cirrhosis.

Our Goal

The objective of our HCV development program is to improve upon the current standard of care ("SOC") by offering, the regimen of bemnifosbuvir and ruzasvir, if successfully developed and approved, as a differentiated pan-genotypic protease inhibitor-free therapeutic for HCV-infected patients. We believe that a novel treatment, with a profile that can be easily prescribed for and administered to today’s population of HCV-infected patients (e.g. young, newly infected, non-cirrhotic) would be a significant improvement to the current SOC.

Presently, there are no short-course (i.e., 8 week) nucleoside inhibitor-based, pan-genotypic HCV treatment regimens. Results from the clinical and nonclinical studies we have conducted to date, including a global Phase 2 clinical trial which enrolled 275 HCV infected patients, have shown that the regimen of bemnifosbuvir and ruzasvir offers high potency, a low risk for drug-drug interactions, good tolerability and convenience in that it can be taken with or without food which we believe would offer a significant improvement to the current SOC, if approved.

Based upon the encouraging clinical and nonclinical results to date, we are advancing the regimen of bemnifosbuvir and ruzasvir to Phase 3 clinical development. In the Phase 3 clinical trials, we will evaluate the regimen as an 8-week treatment duration for patients without cirrhosis and a 12-week treatment duration for patients with compensated cirrhosis. We believe that the regimen of bemnifosbuvir and ruzasvir, if approved, will rapidly become a therapy preferred by both HCV prescribers and patients.

Key Clinical Trial Results

In December 2024, we announced that the global Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir had met its primary endpoints of safety and sustained virologic response (“SVR”) at 12 weeks post treatment (“SVR12”). The regimen of bemnifosbuvir and ruzasvir was generally well-tolerated with no drug-related serious adverse events (“SAEs”) or treatment discontinuations.

Primary efficacy endpoint results showed a 98% (208/213) SVR12 rate in the per-protocol treatment adherent patient population after 8 weeks of treatment with the regimen. The efficacy evaluable patient population, which included 17% treatment non-adherent patients, achieved a 95% (242/256) SVR12 rate. Additional results from the Phase 2 study showed in treatment adherent patients who were non-cirrhotic and infected with genotypes 1-4, an SVR12 rate of 99% (178/179) was achieved, demonstrating pan-genotypic potency. Treatment adherent patients with cirrhosis achieved an 88% (30/34) SVR12 rate. Although viral kinetics were slower in cirrhotic patients, all cirrhotic patients (100%; 34/34) achieved an end of treatment response at Week 8.

The global Phase 2 study enrolled 275 HCV treatment-naïve patients, both with and without compensated cirrhosis. The study was designed to evaluate the safety and efficacy of 8 weeks of treatment with the regimen consisting of once-daily bemnifosbuvir 550 mg and ruzasvir 180 mg. The primary endpoints were safety and SVR12 in the per-protocol treatment adherent population. Secondary and other endpoints included SVR12 in the efficacy evaluable population (a broader analysis population which included treatment non-adherent patients), SVR at 24 weeks post treatment (“SVR24”), virologic failure and resistance.

Phase 3 Clinical Development

In January 2025, we met with the U.S. Food and Drug Administration (“FDA”) at an End-of-Phase 2 meeting to seek feedback on the design of the Phase 3 clinical trials. The End-of-Phase 2 feedback from the FDA supported our decision to advance the program to Phase 3 clinical development.

The global HCV Phase 3 program we are currently initiating includes two randomized, open label Phase 3 trials comparing the regimen of bemnifosbuvir and ruzasvir to sofosbuvir and velpatasvir in patients with chronic HCV infection. The overall clinical trial design is identical for each trial. Currently, we are planning for one trial to be conducted in the U.S and Canada and one trial to be conducted outside of North America. This global geographic footprint is intended to assist us in enrolling patients with varied HCV genotypes.

Each trial is expected to enroll approximately 800 treatment-naïve patients, both with and without compensated cirrhosis. Patients will be stratified by genotype and cirrhosis status, and patients with human immunodeficiency virus ("HIV") co-infection will be allowed. For non-cirrhotic patients, 8 weeks of treatment with the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir. For cirrhotic patients, 12 weeks of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir.

The primary efficacy endpoint in each Phase 3 trial is HCV RNA < LLOQ at 24 weeks from the start of treatment. Measurement of sustained response at the Week 24 study visit is selected to ensure the primary endpoint occurs at the same relative timepoint from start of treatment in all patients. As the treatment duration is 8 weeks for patients without cirrhosis in the bemnifosbuvir and ruzasvir study arm and 12 weeks for all other study arms, the primary endpoint encompasses the period at least through the SVR12 timepoint for each treatment arm.

COVID-19

In September 2024 we announced the outcome of the global Phase 3 SUNRISE-3 trial evaluating bemnifosbuvir versus placebo for the treatment of Coronavirus Disease 2019 ("COVID-19"). The trial did not meet the primary endpoint of a statistically significant reduction in all-cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high-risk patients with mild to moderate COVID-19. We believe that the unfavorable results from this study were impacted by the constantly evolving variants of COVID-19 and rapidly changing natural history of the disease, which during the study period trended toward a milder disease. This has led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19. In SUNRISE-3, bemnifosbuvir was generally safe and well tolerated. Currently, we are continuing to wind down and close out the study.

Respiratory and Other RNA Virus Infections

Separately, we are engaged in efforts to discover a product candidate for the treatment of respiratory diseases resulting from infection with single stranded RNA viruses. Additionally, we engaged in efforts to screen compounds which are a part of our compound library to assess antiviral activity against other RNA viral infections. Each of these efforts are at early stages and no clinical candidates have yet to be nominated.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $454.7 million in cash, cash equivalents and marketable securities at December 31, 2024. Based on our current plans, we anticipate these financial resources will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV and to fund our activities into 2028. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Our failure to meet the primary efficacy endpoint of our COVID-19 SUNRISE-3 Phase 3 clinical trial may make such financing more difficult. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

The Roche License Agreement terminated on February 10, 2022, and, accordingly, our obligations to share costs with Roche also ended. As a result of the termination of the Roche License Agreement, we regained worldwide exclusive rights from Roche to research, develop, manufacture and commercialize bemnifosbuvir, products containing bemnifosbuvir or AT-511 and related companion diagnostics in all fields of use.

Merck License Agreement

In December 2021, we entered into a license agreement (“Merck License Agreement”) with MSD International GmbH, an affiliate of Merck & Co., Inc. (“Merck”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

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

In addition to a non-refundable upfront payment that we made in February 2022, we will be required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone, in the amount of $5.0 million, is payable upon initiation of the first clinical trial in our Phase 3 program. We currently anticipate enrollment of patients to commence in the Phase 3 program in April 2025 and we expect this milestone to become payable in conjunction with such event.

Financial Operations Overview

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $454.7 million. Net cash used in operating activities was $135.5 million for the year ended December 31, 2024.

We expect that our net cash used in operating activities will remain significant as we advance our HCV product candidate through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, manufacture such product at commercial scale and otherwise pursue commercialization activities; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and, if necessary, hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2028. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
conduct Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
continue discovery and IND-enabling activities in anticipation of nominating a protease inhibitor product candidate for the treatment of respiratory diseases resulting from infection with single stranded RNA viruses;
•
continue discovery activities to identify within our compound library other potential product candidates for the treatment of diseases caused by single stranded RNA viruses;
•
initiate clinical development of a protease inhibitor for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses;
•
manufacture the combination of bemnifosbuvir and ruzasvir in a fixed dose tablets for use in the Phase 3 clinical trials, and, if approved, for potential commercialization, for the treatment of HCV;
•
seek market approval and prepare for potential commercialization of any product candidates that we may successfully develop;
•
acquire or in-license clinical stage drug candidates, form strategic alliances or establish collaborations with third parties;
•
maintain, expand, protect and enforce our intellectual property portfolio;
•
hire additional personnel, if necessary, to support our activities; and
•
establish commercialization capabilities if we are successful in developing our product candidates.

Components of Results of Operations

Revenue

We do not have any products approved for sale and we have not generated any revenue in the periods presented.

If our product candidate development efforts are successful and result in commercialization, we may generate revenue in the future from product sales. Additionally, we may generate revenue from collaboration or license agreements that we may enter into with third parties.

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include external costs consisting of fees paid to third parties, including CROs and CMOs, to conduct certain research and development activities on our behalf and consulting costs, as well as internal costs consisting of payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

As discussed in Note 3 to our consolidated financial statements, during the term of the Roche License Agreement which terminated in February 2022, we and Roche shared certain COVID-19 manufacturing and clinical development costs on a 50/50 basis. Billings to us by Roche for our percentage share of such expenses were recorded in research and development expenses. During the years ended December 31, 2024 and 2023, we recorded a net reduction to research and development expenses of $1.3 million and $18.6 million, respectively, related to credits received from Roche. These credits were the result, following the termination of the Roche License Agreement, of changes and adjustments by Roche in estimated amounts of expenses reported by Roche during the period in which we and Roche shared costs associated with the development of bemnifosbuvir for the treatment of COVID-19. We do not anticipate to receive any additional credits from Roche or record any related additional net reductions to research and development expenses.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Years Ended December 31,
	2024	2023
	(in thousands)
COVID-19 external costs	$60,734	$43,632
HCV external costs	34,106	16,874
Dengue external costs	—	5,550
Early stage discovery external costs	943	521
Internal research and development costs	48,318	47,666
Total research and development expenses	$144,101	$114,243

Substantially all of our resources are focused on the development of our product candidates. We expect our research and development expenses to vary quarter over quarter particularly as we advance our Phase 3 HCV clinical program and prepare for the possible commercialization of the combination of bemnifosbuvir and ruzasvir if the Phase 3 clinical development is successful. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our HCV product candidate or any other product candidate we may develop will, if ever, receive regulatory approval. Early stage activities consist of assessing the antiviral activity and other properties of select compounds derived from our compound library against respiratory and other RNA viral infections.

General and Administrative Expenses

General and administrative expenses consist principally of payroll and personnel expenses, including salaries and bonuses, benefits and stock-based compensation expenses, professional fees for legal, consulting, accounting and tax services, business insurance, allocated overhead, including rent, equipment, depreciation, information technology costs and utilities, and other general operating expenses not otherwise classified as research and development expenses.

We anticipate that our general and administrative expenses may increase, including in connection with any future expansion of our organization for potential commercialization of our product candidates, as a result of increased personnel costs, expanded infrastructure, increased consulting, legal and accounting services, costs associated with complying with Nasdaq and SEC requirements and increased investor relations costs.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2024	2023	Change
	(in thousands)
Operating expenses:
Research and development	$144,101	$114,243	$29,858
General and administrative	48,849	49,919	(1,070)
Total operating expenses	192,950	164,162	28,788
Loss from operations	(192,950)	(164,162)	(28,788)
Interest income and other, net	25,490	29,224	(3,734)
Loss before income taxes	(167,460)	(134,938)	(32,522)
Income tax expense	(925)	(1,018)	93
Net loss	$(168,385)	$(135,956)	$(32,429)

Research and Development Expenses

Research and development expenses increased by $29.9 million from $114.2 million for the year ended December 31, 2023 to $144.1 million for the year ended December 31, 2024. The net increase was primarily driven by higher external spend related to our COVID-19 Phase 3 SUNRISE-3 clinical trial and our HCV Phase 2 clinical trial of the combination of bemnifosbuvir and ruzasvir. Enrollment in both trials was completed in 2024 and we announced end of study results from the SUNRISE-3 clinical trial in September 2024 and primary endpoint results from our global HCV Phase 2 in December 2024.

General and Administrative Expenses

General and administrative expenses decreased by $1.1 million from $49.9 million for the year ended December 31, 2023 to $48.8 million for the year ended December 31, 2024. The net decrease was primarily related to lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $3.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to lower investment balances.

Income Taxes

We recorded an income tax expense of $0.9 million for the year ended December 31, 2024 as compared to an income tax expense of $1.1 million for the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2024, we had cash, cash equivalents and marketable securities of $454.7 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations into 2028 including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2024, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company and potentially expand our organization to support the initiation of activities in preparation for potential commercialization of our product candidates.

We will continue to invest significant capital to develop our product candidates and fund operations for the foreseeable future. To fund such investment, we may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•
the scope, timing, rate of progress and costs of our Phase 3 program evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and our other drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for other product candidates;
•
the outcome of our search for a strategic partnership to strengthen our commercialization capabilities in the U.S. and enhance our global commercialization reach;
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

Market volatility, inflation, interest rate fluctuations, tariffs, macroeconomic trends and geopolitical events, including civil or political unrest and terrorism, may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Years Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(135,499)	$(85,395)
Net cash provided by investing activities	56,105	40,303
Net cash provided by financing activities	267	257
Net decrease in cash and cash equivalents	$(79,127)	$(44,835)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $135.5 million. Cash used in operating activities was primarily due to a net loss of $168.4 million, accretion of premium and discounts on marketable securities of $11.8 million, and a decrease in accrued expenses of $13.4 million, partially offset by stock-based compensation of $51.8 million and a decrease in prepaid expenses and other assets of $5.9 million.

Net cash used in operating activities for the year ended December 31, 2023 was $85.4 million. Cash used in operating activities was primarily due to a net loss of $136.0 million, accretion of premium and discounts on marketable securities of $15.4 million, partially offset by a decrease in prepaid expenses and other assets of $1.9 million, increase in accounts payable and accrued expenses of $14.4 million and stock-based compensation of $49.4 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $56.1 million and consisted of sales and maturities of marketable securities of $517.3 million offset by purchases of marketable securities of $461.2 million.

Net cash provided by investing activities for the year ended December 31, 2023 was $40.3 million and consisted of purchases of marketable securities of $562.4 million offset by sales and maturities of marketable securities of $602.7 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $0.3 million and consisted of proceeds from the issuance of our common stock under our Employee Stock Purchase Plan.

Net cash provided by financing activities for the year ended December 31, 2023 was $0.3 million and consisted of proceeds from the issuance of our common stock under our Employee Stock Purchase Plan.

Contractual Obligations and Commitments

We lease our office space in Boston, Massachusetts under a non-cancelable operating sublease . The term of the sublease commenced on January 1, 2022 and will expire on December 31, 2026.

The following table summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$838	$855	$—	$—	$1,693

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

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck a non-refundable upfront payment in the amount of $25 million. We are obligated to pay Merck milestone payments of $135 million in the aggregate upon its achievement of certain development and regulatory milestones and up to $300 million in the aggregate upon its achievement of certain sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone, in the amount of $5.0 million, is payable upon initiation of the first clinical trial in our Phase 3 program. We currently anticipate enrollment of patients to commence in the Phase 3 program in April 2025 and we expect this milestone to become payable in conjunction with such event.

We have an agreement with a consultant that requires payment of a success fee calculated as a percentage of certain product sales, subject to a cumulative maximum payout of $5.0 million.

The table above does not contain any potential amounts we may be obligated to pay under the Merck License Agreement as they will be recorded when the contingency is resolved and the milestone becomes payable. Additionally, the table above does not include any potential amounts due under the consulting agreement as none are probable and estimable at December 31, 2024.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with US generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock based compensation.

Accrued Research and Development

We have entered into various agreements with CMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the phase or completion of events, and contracted costs. The estimated costs of research and development services performed, but not yet invoiced, are included in accrued liabilities on the balance sheet. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses and other current assets until the services are rendered. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of granted stock options is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of our common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 11 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2024 and 2023, respectively.

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

Fair Value Measurements

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability between market participants at measurement dates. Accounting standards codification ("ASC") 820, Fair Value Measurement, establishes a three-level valuation hierarchy for instruments measured at fair value. The hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $454.7 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About our Executive Officers and Directors” at the end of Part I, Item I, "Business", of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock	10-K	001-39661	4.2	3/30/2021
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1#	2020 Incentive Award Plan and form of agreements thereunder	S-1/A	333-249404	10.2	10/26/2020
10.1-1#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.1	2/28/2022
10.1-2#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.2	2/28/2022
10.1(3)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(3)#	2/28/2024
10.1(4)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(4)#	2/28/2024
10.1(5)#	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.1(6)#	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO) under the 2020 Incentive Award Plan					*
10.2#	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3#	Non-Employee Director Compensation Program	10-Q	001-39661	10.1	8/7/2024
10.3-1#	Form of Non-Employee Director Stock Option Award Agreement	10-Q	001-39661	10.2	8/8/2023
10.3-2#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-Q	001-39661	10.3	8/8/2023
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH	10-K	001-39661	10.5	2/28/2022
10.6#	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020
10.7#	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020
10.8#	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020	10-K	001-39661	10.8	3/30/2021
10.9#	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020	10-K	001-39661	10.9	3/30/2021
10.10#	Employment Agreement between the Company and John Vavricka, dated November 3, 2020	10-K	001-39661	10.10	3/30/2021
10.11#	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020	10-K	001-39661	10.11	3/30/2021
10.12#	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1	333-249404	10.1	10/9/2020
10.13	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.13-1	Amendment to Sublease Agreement dated April 11, 2022 between the Company and DataRobot, Inc.	10-Q	001-39661	10.1	8/8/2022
10.14#	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
10.15	Consulting Agreement dated June 10, 2022, by and between the Company and Bruce Polsky, M.D.	10-Q	001-39661	10.2	8/8/2022
19.1	Insider Trading Compliance Policy					*
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39661	97.1	2/28/2024
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATEA PHARMACEUTICALS, INC.

Date: March 6, 2025	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 6, 2025
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	March 6, 2025
Andrea Corcoran

/s/ Wayne Foster	Executive Vice President, Chief Accounting Officer (principal accounting officer)	March 6, 2025
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	March 6, 2025
Franklin Berger

/s/ Jerome Adams	Director	March 6, 2025
Jerome Adams, M.D., M.P.H

/s/ Barbara Duncan	Director	March 6, 2025
Barbara Duncan

/s/ Arthur Kirsch	Director	March 6, 2025
Arthur Kirsch

/s/ Bruno Lucidi	Director	March 6, 2025
Bruno Lucidi

/s/ Polly A. Murphy	Director	March 6, 2025
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	March 6, 2025
Bruce Polsky, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 6, 2025

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$64,696	$143,823
Marketable securities	390,025	434,283
Prepaid expenses and other current assets	7,634	12,349
Total current assets	462,355	590,455
Property and equipment, net	873	1,289
Other assets	197	1,396
Operating lease right-of-use assets, net	1,243	1,828
Total assets	$464,668	$594,968
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,458	$4,252
Accrued expenses and other current liabilities	13,345	27,364
Current portion of operating lease liabilities	800	760
Total current liabilities	18,603	32,376
Operating lease liabilities	842	1,642
Income taxes payable	6,356	5,758
Total liabilities	25,801	39,776
Commitments and contingencies (see Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 84,463,059 and 83,435,513 shares issued and outstanding as of December 31, 2024 and 2023	84	83
Additional paid-in capital	802,770	750,737
Accumulated other comprehensive gain	233	207
Accumulated deficit	(364,220)	(195,835)
Total stockholders’ equity	438,867	555,192
Total liabilities and stockholders’ equity	$464,668	$594,968

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023
Operating expenses:
Research and development	$144,101	$114,243
General and administrative	48,849	49,919
Total operating expenses	192,950	164,162
Loss from operations	(192,950)	(164,162)
Interest income and other, net	25,490	29,224
Loss before income taxes	(167,460)	(134,938)
Income tax expense	(925)	(1,018)
Net loss	$(168,385)	$(135,956)
Other comprehensive income:
Unrealized gain on available-for-sale investments	26	891
Comprehensive loss	$(168,359)	$(135,065)
Net loss per share - basic and diluted	$(2.00)	$(1.63)
Weighted-average number of common shares - basic and diluted	84,264,715	83,389,750

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance – January 1, 2023	83,287,639	$83	$701,052	$(684)	$(59,879)	$640,572
Issuance of common stock upon release of restricted stock units	53,935	—	—	—	—	—
Issuance of common stock under ESPP	93,939	—	257	—	—	257
Stock-based compensation expense	—	—	49,428	—	—	49,428
Other comprehensive income	—	—	—	891	—	891
Net loss	—	—	—	—	(135,956)	(135,956)
Balance – December 31, 2023	83,435,513	83	750,737	207	(195,835)	555,192
Issuance of common stock upon release of restricted stock units	927,932	1	(1)	—	—	—
Issuance of common stock under ESPP	99,614	—	267	—	—	267
Stock-based compensation expense	—	—	51,767	—	—	51,767
Other comprehensive income	—	—	—	26	—	26
Net loss	—	—	—	—	(168,385)	(168,385)
Balance – December 31, 2024	84,463,059	$84	$802,770	$233	$(364,220)	$438,867

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(168,385)	$(135,956)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	51,767	49,428
Depreciation and amortization expense	416	416
Accretion of premium and discounts on marketable securities	(11,821)	(15,446)
Changes in operating assets and liabilities
Prepaid expenses and other current assets	5,914	1,864
Other assets	—	98
Accounts payable	206	1,701
Accrued expenses and other liabilities	(13,421)	12,661
Operating lease liabilities	(175)	(161)
Net cash used in operating activities	(135,499)	(85,395)
Cash flows from investing activities
Purchases of marketable securities	(461,177)	(562,362)
Sales and maturities of marketable securities	517,282	602,665
Net cash provided by investing activities	56,105	40,303
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	267	257
Net cash provided by financing activities	267	257
Net decrease in cash and cash equivalents	(79,127)	(44,835)
Cash and cash equivalents at the beginning of period	143,823	188,658
Total cash and cash equivalents	$64,696	$143,823

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

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the regimen of bemnifosbuvir, a nucleotide NS5B inhibitor, and ruzasvir, an NS5A inhibitor is being developed for the treatment of hepatitis C virus (“HCV”). Based upon encouraging results from clinical and nonclinical studies conducted to date, including a global Phase 2 study that enrolled 275 HCV infected patients, the Company is currently advancing the regimen to Phase 3 clinical development.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $454.7 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2024, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including most notably the combination of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with an original maturity, or a remaining maturity at the time of purchase, of three months or less to be cash equivalents. The Company’s cash equivalents include money market funds, which are highly liquid and have strong credit ratings. These investments are subject to minimal credit and market risks. Cash and cash equivalents are stated at cost, which approximates market value.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment and right-of-use assets ("ROU") when events or changes in circumstances indicate the carrying value of the assets may not be fully recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2024 and 2023.

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

The purchase price of the Company's common stock under the Company’s 2020 Employee Stock Purchase Plan ("ESPP") is equal to 85% of the lesser of (i) the fair market value per share of its common stock on the first business day of an offering period and (ii) the fair market value per share of its common stock on the purchase date (the last business day of an offering period). The fair value of the discounted purchases made under ESPP is calculated using the Black-Scholes valuation model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the 180-day purchase period.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with equity holders. For the years ended December 31, 2024 and 2023, the only components of comprehensive loss other than net loss were unrealized gains and losses on available for sale investments.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer, who manages and allocates resources to the operations on a total company basis. Accordingly, there is a single operating segment and one reportable segment. For additional information see Note 16. Segment Information.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard in fiscal year 2024 for annual and retrospective reporting periods with all interim disclosures to begin in the first quarter of fiscal year 2025. For additional information, see Note 16, Segment Information.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires entities to disclose disaggregated information about their effective tax rate reconciliation and income taxes paid. The disclosure requirements will be applied on a prospective basis, with the option to apply them retrospectively. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires disclosure of additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the disclosure requirements related to this new standard.

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

For the years ended December 31, 2024 and 2023, the Company recorded net credits of $1,292 and $18,576, respectively, from Roche. The credits recorded represent changes in estimate as a result of close out activities and related reporting of amounts incurred by Roche associated with the global development plan. The close out activities were completed by Roche as of March 31, 2024. As a result, the Company does not expect to receive any related amounts from Roche in the future. Included in prepaid expenses and other current assets as of December 31, 2023 is a net balance due from Roche of $5,904. Payment for this amount due was received in February 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

			As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,984	$—	$—	$60,984
Marketable Securities
US Treasury obligations	—	109,036	—	109,036
US Government agency securities	—	25,094	—	25,094
Asset-backed securities	—	60,071	—	60,071
Commercial paper	—	21,857	—	21,857
Corporate bonds	—	173,967	—	173,967
Total	$60,984	$390,025	$—	$451,009

			As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$143,740	$—	$—	$143,740
Marketable Securities
US Treasury obligations	—	155,938	—	155,938
US Government agency securities	—	178,160	—	178,160
Commercial paper	—	39,448	—	39,448
Corporate bonds	—	60,737	—	60,737
Total	$143,740	$434,283	$—	$578,023

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds that are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2024 and 2023.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2024 and 2023.

5. Marketable Securities

			As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$108,967	$69	$—	$109,036
US Government agency securities	25,083	19	(8)	25,094
Asset-backed securities	60,002	77	(8)	60,071
Commercial paper	21,850	7	—	21,857
Corporate bonds	173,890	125	(48)	173,967
Total	$389,792	$297	$(64)	$390,025

			As of December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$155,816	$145	$(23)	$155,938
US Government agency securities	178,115	96	(51)	178,160
Commercial paper	39,461	14	(27)	39,448
Corporate bonds	60,684	65	(12)	60,737
Total	$434,076	$320	$(113)	$434,283

As of December 31, 2024 and 2023, the Company held 21 and 26 securities that were in an unrealized loss position of $64 and $113, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the years ended December 31, 2024 and 2023.

As of December 31, 2024 and 2023, none of the securities had remaining maturities longer than one year.

The Company received proceeds of $517,282 and $602,665 from sales and maturities of marketable securities during the years ended December 31, 2024 and 2023.

6. Property and Equipment, net

Property and equipment, net, consist of the following:

	As of December 31,
	2024	2023
Laboratory equipment	$5	$5
Office furniture and fixtures	396	396
Computer hardware	102	102
Leasehold improvements	1,475	1,475
Total property and equipment, at cost	1,978	1,978
Less: accumulated depreciation and amortization	(1,105)	(689)
Property and equipment, net	$873	$1,289

Depreciation and amortization expense was $416 for the years ended December 31, 2024 and 2023.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2024	2023
Research and development, including manufacturing and clinical expenditures	$6,940	$20,999
Payroll and payroll related	5,904	5,696
Professional fees and other	501	669
Total accrued expenses and other current liabilities	$13,345	$27,364

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

The following assets and liabilities are recorded on the Company’s consolidated balance sheet as of December 31, 2024 and 2023.

		As of December 31,
	2024	2023
Right-of-use asset	$1,243	$1,828
Current operating lease liability	800	760
Non-current operating lease liability	842	1,642

The components of the lease expense which are allocated between the general and administrative expenses and the research and development expenses on the consolidated statement of operations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
	2024	2023
Operating lease costs	$646	$646
Variable lease costs	56	40
Total lease costs	$702	$686

The variable lease costs for the years ended December 31, 2024 and 2023 include common area maintenance and other operating charges associated with the 225 Lease. As the 225 Lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company estimates it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

		As of December 31,
	2024	2023
Remaining lease term (in years)	2.0	3.0
Discount rate	3.1%	3.1%

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of December 31, 2024 were as follows:

2025	$838
2026	855
Total lease payments	1,693
Less amount representing implied interest	51
Total lease liability	$1,642
Current portion of operating lease liabilities	800
Noncurrent portion of operating lease liabilities	$842

Rent expense recognized was $646 for the years ended December 31, 2024 and 2023.

The Company maintains a deposit of $197 with the landlord, which is included in other assets in the consolidated balance sheets as of December 31, 2024 and 2023.

License Agreement

In December 2021, the Company entered into a license agreement (“Merck License Agreement”) with MSD International GmbH, an affiliate of Merck & Co, Inc. (“Merck”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the NS5A inhibitor the Company is developing in combination with bemnifosbuvir for the treatment of HCV.

Pursuant to the terms of the Merck License Agreement, the Company obtained from Merck a worldwide exclusive (subject to certain reserved rights to conduct internal research) and sublicensable license under certain Merck patents and know-how to research, develop, manufacture, have manufactured, use, import, export, sell, offer for sale, and otherwise commercialize ruzasvir or products containing ruzasvir (each a “Product”) for all therapeutic or prophylactic uses in humans.

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company will be required to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first potential milestone in the amount of $5.0 million is payable upon the initiation of a Phase 3 clinical trial and the related expense will be recorded when the contingency is resolved and the milestone becomes payable.

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

10. Common Stock

As of December 31, 2024, the authorized capital of the Company included 300,000,000 shares of common stock, of which 84,463,059 shares of common stock were issued and outstanding.

On all matters to be voted upon by the holders of common stock, holders of common stock are entitled to one vote per share. The holders of common stock are entitled to receive dividends, when declared by the board, and to share ratably in the Company’s assets legally available for distribution to the holders of the Company’s common stock in the event of liquidation. The holders of common stock have no preemptive, redemption or conversion rights.

As of December 31, 2024, the Company had the following reserved shares of common stock:

Outstanding options	20,166,069
Outstanding restricted stock units	2,523,052
Outstanding performance-based restricted stock units	1,782,870
Shares reserved for future grant under 2020 Incentive Award Plan	5,362,362
Shares reserved under Employee Stock Purchase Plan	2,631,642
32,465,995

11. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2024, the shares available under the plan were increased by 16,622,139 shares. As of December 31, 2024, 5,362,362 shares of common stock were available for future issuance under the 2020 Plan. In January 2025, the shares of the Company's common stock available under the 2020 Plan were increased by 4,223,152 shares.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2024	17,017,319	$15.30	7.1	$5,080
Granted	3,213,550	$4.10
Exercised	—	$—
Cancelled	(64,800)	$18.27
Outstanding at December 31, 2024	20,166,069	$13.51	6.6	$6,095
Vested and expected to vest at December 31, 2024	20,166,069	$13.51	6.6	$6,095
Vested and exercisable at December 31, 2024	14,856,586	$16.31	6.0	$6,077

During the years ended December 31, 2024 and 2023, the Company granted 3,213,550 and 3,777,550 stock options with an aggregate grant date fair value of $9,622 and $12,365, respectively.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of December 31, 2024, total unrecognized compensation expense related to stock option awards was $21,396, which amount is being recognized over a remaining weighted average period of 2.2 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2024 and 2023 was $2.99 and $3.27, respectively. The fair value of each award was estimated using Black-Scholes based on the following weighted average assumptions:

	For the Year Ended December 31,
	2024	2023
Risk-free interest rate	3.96%	3.65%
Expected term	5.96 years	5.97 years
Expected volatility	84%	85%
Expected dividend yield	0%	0%

Restricted Stock Units

During the year ended December 31, 2024 and 2023, the Company granted 1,126,100 and 2,264,700 restricted stock units to employees and the board of directors with an aggregate grant date fair market value of $4,557 and $10,384, respectively. The restricted stock unit awards vest in three annual installments. During the years ended December 31, 2024 and 2023, the Company issued 927,932 and 53,935 shares of common stock upon the vesting and settlement of restricted stock units. During the year ended December 31, 2024 and 2023, 12,633 and 34,998 restricted stock units were cancelled due to employee terminations.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	2,337,517	$4.69
Granted	1,126,100	$4.05
Released	(927,932)	$4.65
Cancelled	(12,633)	$4.62
Unvested shares at December 31, 2024	2,523,052	$4.42

As of December 31, 2024, total unrecognized compensation expense related to restricted stock unit awards was $6,445, which amount is being recognized over a remaining weighted average period of 1.4 years.

Performance-based Restricted Stock Units

As of December 31, 2023 the Company had 724,970 performance-based restricted stock units (“2022 PSUs”) outstanding. The 2022 PSUs provide for a performance period from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The percentage of 2022 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. The Company did not recognize any compensation expense related to these awards during the year ended December 31, 2023, as achievement of the minimum performance criteria had not been deemed probable. During the year ended December 31, 2024 achievement of two metrics was deemed probable resulting in expense recognition of 50% of the grant date value of the 2022 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2026. The vesting of 2022 PSUs for which the performance metrics are determined to have been met will occur in equal installments on January 31, 2025 and January 31, 2026, provided the recipient remains in service to the Company at that time. The Company recorded compensation expense of $2,201 for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of December 31, 2024 two metrics were deemed probable of achievement resulting in expense recognition of 75% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $1,009 for the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, there were no cancellations of performance-based restricted stock units.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	724,970	$7.14
Granted	1,057,900	$4.16
Released	—	$—
Cancelled	—	$—
Unvested shares at December 31, 2024	1,782,870	$5.37

As of December 31, 2024, total unrecognized compensation expense related to performance-based restricted stock units was $2,679, which amount is being recognized over a remaining weighted average period of 1.5 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the ESPP, which became effective upon the closing of the Company’s IPO in November 2020. The Company initially reserved a total of 1,187,000 shares of its common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Company's common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2024, the number of shares of the Company's common stock available for issuance under the ESPP was increased by 1,667,231. In January 2025 the number of shares of the Company's common stock available for issuance under the ESPP was increased by 844,630.

The Company issued 99,614 and 93,939 shares for proceeds of $267 and $257 during the years ended December 31, 2024 and 2023, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	For the Year Ended December 31,
	2024	2023
Research and development	$24,072	$22,666
General and administrative	27,695	26,762
Total stock-based compensation expense	$51,767	$49,428

The components of stock-based compensation expense were:

	For the Year Ended December 31,
	2024	2023
Restricted stock units	$5,374	$3,679
Performance-based restricted stock units	3,209	—
Stock options	43,073	45,626
ESPP	111	123
Total stock-based compensation expense	$51,767	$49,428

12. Income Taxes

For the years ended December 31, 2024 and 2023, the Company recorded income tax expense of $925 and $1,018, respectively.

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	For the Year Ended December 31,
	2024	2023
Expected income tax benefit at the federal statutory rate	21.0%	21.0%
State and local taxes	4.4	4.2
Research and development credits	3.5	3.3
Stock-based compensation	(3.9)	(4.3)
Uncertain tax positions	(0.4)	(0.4)
Other	0.5	(0.1)
Change in valuation allowance	(25.7)	(24.5)
Total	(0.6)%	(0.8)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	December 31,
	2024	2023
Deferred tax assets (liabilities)
Capitalized research and development	$56,255	$33,692
Net operating loss carryforwards	19,514	9,385
License agreement	5,162	5,609
Stock-based compensation	22,681	17,884
Research and development credits	13,959	8,155
Other	232	143
Prepaid expenses	(589)	(695)
Deferred tax assets (liabilities)	117,214	74,173
Less: valuation allowance	(117,214)	(74,173)
Net deferred tax assets (liabilities)	$—	$—

As required by the 2017 Tax Cut and Jobs Act, effective January 1, 2022, taxpayers can no longer immediately expense qualified research and development expenditures. Taxpayers are now required to capitalize and amortize these costs over five years for research conducted in the US or 15 years for research conducted abroad.

As of December 31, 2024, the Company had federal net operating losses of $63,277 and state net operating loss carryforwards of $98,721, which may be used to offset future tax liabilities. The Company has federal and state credit carryforwards of $12,770 and $1,505, respectively. The federal net operating losses and research and development tax credits begin to expire in 2034.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets. Based on the Company’s projected net operating losses, for 2025 and beyond, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $117,214 at December 31, 2024.

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.

The Company performed an analysis for the years ended December 31, 2024 and 2023 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that there was no impact on the Company's ability to utilize net operating losses or credit carryforwards. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

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

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2024:

Balance beginning of year	$5,758
Decrease related to current year provision to return adjustment	—
Increase related to accrued interest	598
Balance at end of period	$6,356

13. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	For the Year Ended December 31,

	2024	2023
Net loss	$(168,385)	$(135,956)
Weighted average common shares outstanding, basic and diluted	84,264,715	83,389,750
Net loss per share - basic and diluted	$(2.00)	$(1.63)

Stock options for the purchase of 20,166,069 shares, 2,523,052 restricted stock units, 1,782,870 performance-based restricted stock units and 30,062 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2024, due to the net loss during the period as their effect is antidilutive.

Stock options for the purchase of 17,017,319 shares, 2,337,517 restricted stock units, 724,970 performance-based restricted stock units and 30,254 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2023, due to the net loss during the period as their effect is antidilutive.

14. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the years ended December 31, 2024 and 2023, the Company recognized expense of $788 and $708, respectively, relating to matching contributions to the 401(k) Plan.

15. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $110 in each of the years ended December 31, 2024 and 2023.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the years ended December 31, 2024 and 2023.

16. Segment Information

The Company operates as one operating segment, focused on discovering, developing and commercializing antiviral therapeutics. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s CODM. As CODM, the Company’s CEO, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2024 and 2023, the Company’s cash, cash equivalents and marketable securities were $454.7 million and $578.1 million, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the years ended December 31, 2024 and 2023 (in thousands):

	2024	2023
Research and development expense (1)
COVID-19 external costs (2)	$60,734	$43,632
HCV external costs (2)	34,106	16,874
Dengue external costs (2)	—	5,550
Early stage discovery external costs (2)	943	521
Compensation and related expenses	20,448	19,495
Consulting and professional fees	1,959	3,591
Other research and development expenses	1,839	1,914
Total research and development expense	120,029	91,577
General and administrative (3)
Compensation and related expenses	9,279	8,752
Consulting and professional fees	10,031	12,488
Other general and administrative	1,844	1,917
Total general and administrative	21,154	23,157
Stock based compensation	51,767	49,428
Other segment items (4)	(24,564)	(28,207)
Net loss	$(168,386)	$(135,955)

(1) Research and development expense for the years ended December 31, 2024 and 2023 excludes stock based compensation of $24,072 and $22,666, respectively.

(2) External costs consist primarily of preclinical, clinical and manufacturing related activities.

(3) General and administrative expense for the years ended December 31, 2024 and 2023 excludes stock based compensation of $27,695 and $26,762, respectively.

(4) Other segment items include Interest income and other, net and income tax expense.