Form 10-Q
period 2025-03-31
Atea Pharmaceuticals, Inc.
filed 2025-05-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 85,579,475 shares of common stock, $0.001 par value per share, outstanding.

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
•
our share repurchase program; and
•
our ability to attract, motivate, and retain key personnel.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$119,394	$64,696
Marketable securities	306,042	390,025
Prepaid expenses and other current assets	8,272	7,634
Total current assets	433,708	462,355
Property and equipment, net	769	873
Other assets	4,394	197
Operating lease right-of-use assets, net	1,093	1,243
Total assets	$439,964	$464,668
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,387	$4,458
Accrued expenses and other current liabilities	13,549	13,345
Current portion of operating lease liabilities	811	800
Total current liabilities	21,747	18,603
Operating lease liabilities	634	842
Income taxes payable	6,499	6,356
Total liabilities	28,880	25,801
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 85,579,475 and 84,463,059 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	85	84
Additional paid-in capital	809,373	802,770
Accumulated other comprehensive gain	118	233
Accumulated deficit	(398,492)	(364,220)
Total stockholders’ equity	411,084	438,867
Total liabilities and stockholders’ equity	$439,964	$464,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses
Research and development	$29,584	$57,575
General and administrative	9,457	12,231
Total operating expenses	39,041	69,806
Loss from operations	(39,041)	(69,806)
Interest income and other, net	4,972	6,868
Loss before income taxes	(34,069)	(62,938)
Income tax expense	(203)	(231)
Net loss	$(34,272)	$(63,169)
Other comprehensive loss
Unrealized loss on available-for-sale investments	(115)	(388)
Comprehensive loss	$(34,387)	$(63,557)
Net loss per share — basic and diluted	$(0.40)	$(0.75)
Weighted-average number of common shares — basic and diluted	85,159,254	83,916,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units, net of employee tax obligations	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive income (loss)	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	$85	$809,373	$118	$(398,492)	$411,084

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance of common stock upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	$84	$763,472	$(181)	$(259,004)	$504,371

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(34,272)	$(63,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,951	12,586
Depreciation and amortization expense	104	104
Accretion of premium and discounts on marketable securities	(1,740)	(3,488)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(638)	5,076
Other assets	(4,197)	—
Accounts payable	2,929	16,885
Accrued expenses and other liabilities	347	(7,815)
Operating lease liabilities	(47)	(44)
Net cash used in operating activities	(30,563)	(39,865)
Cash flows from investing activities
Purchases of marketable securities	(122,638)	(167,196)
Sales and maturities of marketable securities	208,246	223,998
Net cash provided by investing activities	85,608	56,802
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	138	150
Issuance of restricted stock units, net of employee tax obligations	(485)	—
Net cash (used in) provided by financing activities	(347)	150
Net increase in cash and cash equivalents	54,698	17,087
Cash and cash equivalents at the beginning of period	64,696	143,823
Cash and cash equivalents at the end of period	$119,394	$160,910

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

The Company is a clinical-stage biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the regimen of bemnifosbuvir, a nucleotide NS5B inhibitor, and ruzasvir, an NS5A inhibitor is being developed for the treatment of hepatitis C virus (“HCV”). In April 2025, the Company commenced enrollment of patients in the HCV Phase 3 program evaluating the regimen.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $425.4 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund the share repurchase program discussed in Note 15 and its operations for a period through at least twelve months from the issuance date of these consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2025, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and health care providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for much of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including most notably the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2025.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2025, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly-owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those as described in the Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 6, 2025.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

3. Marketable Securities

				As of March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$58,648	$58	$—	$58,706
US Government agency securities	11,922	5	(6)	11,921
Asset-backed securities	60,449	20	(11)	60,458
Commercial paper	7,954	—	(1)	7,953
Corporate bonds	166,951	73	(20)	167,004
Total	$305,924	$156	$(38)	$306,042

				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$108,967	$69	$—	$109,036
US Government agency securities	25,083	19	(8)	25,094
Asset-backed securities	60,002	77	(8)	60,071
Commercial paper	21,850	7	—	21,857
Corporate bonds	173,890	125	(48)	173,967
Total	$389,792	$297	$(64)	$390,025

As of March 31, 2025 and December 31, 2024, the Company held 22 and 21 securities that were in an unrealized loss position of $38 and $64, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, none of the securities had remaining maturities longer than one year.

The Company received proceeds of $208,246 and $223,998 from sales and maturities of marketable securities during the three months ended March 31, 2025 and 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$115,843	$—	$—	$115,843
Marketable Securities
US Treasury obligations	—	58,706	—	58,706
US Government agency securities	—	11,921	—	11,921
Asset-backed securities	—	60,458	—	60,458
Commercial paper	—	7,953	—	7,953
Corporate bonds	—	167,004	—	167,004
Total	$115,843	$306,042	$—	$421,885

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,984	$—	$—	$60,984
Marketable Securities
US Treasury obligations	—	109,036	—	109,036
US Government agency securities	—	25,094	—	25,094
Asset-backed securities	—	60,071	—	60,071
Commercial paper	—	21,857	—	21,857
Corporate bonds	—	173,967	—	173,967
Total	$60,984	$390,025	$—	$451,009

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include treasury obligations, government agency securities, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the three months ended March 31, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2025	December 31, 2024
Research and development, including manufacturing and clinical expenditures	$9,623	$6,940
Payroll and payroll related	2,848	5,904
Professional fees and other	1,078	501
Total accrued expenses and other current liabilities	$13,549	$13,345

6. Common Stock

As of March 31, 2025, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 85,579,475 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2024, the shares available under the 2020 Plan were increased by 16,622,139 shares since the inception of the 2020 Plan. In January 2025, the shares of the Common Stock available under the 2020 Plan were increased by 4,223,152 shares. As of March 31, 2025, 5,374,694 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2025	20,166,069	$13.51	6.6	$6,095
Granted	2,933,228	$3.06
Exercised	—	$—
Cancelled	(391,841)	$6.15
Outstanding at March 31, 2025	22,707,456	$12.29	6.6	$4,881
Vested and expected to vest at March 31, 2025	22,707,456	$12.29	6.6	$4,881
Vested and exercisable at March 31, 2025	15,684,916	$15.93	5.6	$4,880

During the three months ended March 31, 2025, the Company granted 2,933,228 stock options with an aggregate grant date fair value of $6,419.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option grants generally vest over a service period of three or four years and have a contractual term of ten years. As of March 31, 2025, total unrecognized compensation expense related to stock option awards was $20,941, which is being recognized over a remaining weighted average period of 2.6 years.

Restricted Stock Units

During the three months ended March 31, 2025, the Company granted 913,464 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $2,795.

The restricted stock unit awards vest in three annual installments. Below is the activity related to restricted stock units for the three months ended March 31, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,523,052	$4.42
Granted	913,464	$3.06
Released	(1,039,365)	$4.60
Cancelled	(108,388)	$4.23
Unvested at March 31, 2025	2,288,763	$3.80

As of March 31, 2025, total unrecognized compensation expense related to restricted stock units was $7,405, which is being recognized over a remaining weighted average period of 1.8 years.

Performance-based Restricted Stock Units

During the three months ended March 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which equates to 50% of the grant date fair value to be recognized as expense. On January 31, 2025, 50% of the 2022 PSUs vested and the remaining 50% will vest on January 31, 2026 subject to continued employment. The Company recorded compensation expense of $116 and $0 for the three months ended March 31, 2025 and 2024, respectively. Expense for the unvested 50% shares is being recognized through January 31, 2026.

During the three months ended March 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024

PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2025 two metrics were deemed probable of achievement resulting in expense recognition of 75% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $271 and $120 for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2025 none of the metrics were deemed probable of achievement. The Company recorded no compensation expense for the three months ended March 31, 2025.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,782,870	$5.37
Granted	1,045,600	$3.06
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at March 31, 2025	2,465,985	$4.13

As of March 31, 2025, total unrecognized compensation expense related to performance-based restricted stock units was $2,292, which is being recognized over weighted average period of 2.1 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the employee stock purchase plan (“ESPP”). The Company initially reserved a total of 1,187,000 shares of its Common Stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the Common Stock issued and outstanding on the final day of the immediately preceding calendar year or such lesser amount as specified by the board of directors. Through December 31, 2024, the number of shares of the Common Stock available for issuance under the ESPP was increased by 1,667,231. In January 2025 the number of shares of the Common Stock available for issuance under the ESPP was increased by 844,630.

The Company issued 54,296 and 58,555 shares for proceeds of $138 and $150 during the three months ended March 31, 2025 and 2024, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2025	2024
Stock options	$5,156	$11,141
Restricted stock units	1,377	1,290
Performance-based restricted stock units	387	120
Employee stock purchase plan	31	35
Total stock-based compensation expense	$6,951	$12,586

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$3,440	$5,981
General and administrative expense	3,511	6,605
Total stock-based compensation expense	$6,951	$12,586

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2025	2024
Net loss	$(34,272)	$(63,169)
Weighted-average common shares outstanding — basic and diluted	85,159,254	83,916,193
Net loss per share — basic and diluted	$(0.40)	$(0.75)

The following shares were excluded from the computation of the net loss per share for the three months ended March 31, 2025 and 2024, respectively, due to the net loss during the periods as their effect is antidilutive.

	Three Months Ended March 31,
	2025	2024
Stock options	22,707,456	19,949,669
Restricted stock units	2,288,763	2,556,985
Performance-based restricted stock units	2,465,985	1,782,870

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

The following assets and liabilities are recorded on the Company’s condensed consolidated balance sheet as of March 31, 2025.

As of March 31,
2025
Right-of-use asset	$1,093
Current lease liability	811
Non-current lease liability	634

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of March 31, 2025 were as follows.

As of March 31,
2025
Remainder of 2025	$629
2026	855
Total lease payments	1,484
Less amount representing implied interest	39
Total lease liability	$1,445
Current portion of operating lease liabilities	$811
Non-current portion of operating lease liabilities	$634

For each of the three months ended March 31, 2025 and 2024, the Company recorded operating lease costs of $161, relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $203 and $231 for the three months ended March 31, 2025 and 2024, respectively.

The Company maintained a full valuation allowance through March 2025 due to uncertainty regarding its ability to utilize deferred tax assets.

11. Commitments and Contingencies

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

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company will be required to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5,000 became due and payable and the related expense was recognized in April 2025 upon the initiation of the HCV Phase 3 clinical trial referred to as C-Beyond. The Company expects to recognize the milestone payment as research and development expense in the three months ending June 30, 2025. The next potential milestone under the Merck License Agreement, in the amount of $10,000, is payable upon the acceptance by the US Food and Drug Administration of a new drug application covering a product candidate including ruzasvir which the Company expects will be the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended March 31, 2025 and 2024, the Company recognized expense of $317 and $401, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 in each of the three months ended March 31, 2025 and 2024.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the three months ended March 31, 2025 and 2024.

14. Segment Information

The Company operates as one operating segment, focused on discovering, developing and commercializing antiviral therapeutics. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s Chief Executive Officer (“CEO”) who is also the Chief Operating Decision Maker (“CODM”). As CODM, the CEO, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $425,436 and $454,721, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expense (1)
COVID-19 external costs (2)	$1,234	$39,051
HCV external costs (2)	17,584	5,953
Early stage discovery external costs (2)	331	201
Compensation and related expenses	6,037	5,675
Consulting and professional fees	519	296
Other research and development expenses	439	418
Total research and development expense	26,144	51,594
General and administrative (3)
Compensation and related expenses	2,678	2,541
Consulting and professional fees	2,939	2,585
Other general and administrative	329	500
Total general and administrative	5,946	5,626
Stock based compensation	6,951	12,586
Other segment items (4)	(4,769)	(6,637)
Net loss	$(34,272)	$(63,169)

(1)Research and development expense for the three months ended March 31, 2025 and 2024 excludes stock based compensation of $3,440 and $5,981, respectively.

(2)External costs consist primarily of preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended March 31, 2025 and 2024 excludes stock based compensation of $3,511 and $6,605, respectively.

(4)Other segment items include interest income and other, net and income tax expense.

15. Subsequent Event

In April 2025, the Company’s Board of Directors authorized the repurchase of up to $25,000 of its Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2025. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Our lead product candidate is the regimen consisting of bemnifosbuvir and ruzasvir, which we are developing for the treatment of hepatitis C virus (“HCV”) infection. In April 2025, we commenced enrollment of patients in the HCV Phase 3 program evaluating the regimen.

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

Based upon the encouraging clinical and nonclinical results to date, we have commenced Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. In the Phase 3 clinical trials, we will evaluate the regimen as an 8-week treatment duration for patients without cirrhosis and a 12-week treatment duration for patients with compensated cirrhosis. We believe that the regimen of bemnifosbuvir and ruzasvir, if approved, will rapidly become a therapy preferred by both HCV prescribers and patients.

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

The global HCV Phase 3 program we are currently conducting includes two randomized, open label Phase 3 trials comparing the regimen of bemnifosbuvir and ruzasvir to sofosbuvir and velpatasvir in patients with chronic HCV infection. The overall clinical trial design is identical for each trial. We have begun patient enrollment in C-BEYOND, the Phase 3 clinical trial being conducted in the U.S and Canada and we expect to initiate patient enrollment in C-FORWARD, the Phase 3 clinical trial to be conducted outside of North America in mid-2025.

Each trial is expected to enroll approximately 880 treatment-naïve patients, both with and without compensated cirrhosis. Patients will be stratified by genotype and cirrhosis status, and patients with human immunodeficiency virus co-infection will be allowed. For non-cirrhotic patients, 8 weeks of treatment with the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir. For cirrhotic patients, 12 weeks of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir. The intention of the global geographic footprint of the Phase 3 clinical trials is to assist us in enrolling patients with varied HCV genotypes.

COVID-19

In September 2024 we announced the outcome of the global Phase 3 SUNRISE-3 trial evaluating bemnifosbuvir versus placebo for the treatment of Coronavirus Disease 2019 ("COVID-19"). The trial did not meet the primary endpoint of a statistically significant reduction in all-cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high-risk patients with mild to moderate COVID-19. We believe that the unfavorable results from this study were impacted by the constantly evolving variants of COVID-19 and rapidly changing natural history of the disease, which during the study period trended toward a milder disease. This led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19. In SUNRISE-3, bemnifosbuvir was generally safe and well tolerated. In April 2025, we completed the close out of the study.

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

Financial Resources

We believe we are well capitalized to advance our current programs. We had $425.4 million in cash, cash equivalents and marketable securities at March 31, 2025.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

In April 2025, our Board of Directors (the “Board”) authorized the repurchase of up to $25.0 million of our common stock (“Share Repurchase Program”). This authorization reflects our commitment to return capital to our stockholders while maintaining the capacity to complete our Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act.

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

As previously announced on December 16, 2024, we engaged Evercore LLC, a global independent investment bank, to identify potential opportunities to enhance stockholder value. The process includes a review of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions. The process is ongoing, and we continue to evaluate all options to maximize stockholder value. There is no assurance that the process will result in the completion of any specific transaction or outcome.

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

In addition to a non-refundable upfront payment that we made in February 2022, we will be required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of bemnifosbuvir and ruzasvir. The Company expects to recognize the milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir which we currently anticipate will be the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

Financial Operations Overview

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $425.4 million. Net cash used in operating activities was $30.6 million for the three months ended March 31, 2025. In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15 million through 2027. As noted above, in April 2025, our Board authorized the Share Repurchase Program. This authorization reflects our commitment to return capital to our stockholders while maintaining the capacity to complete our Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Based on our current plans, we anticipate our existing financial resources, net of the $25.0 million return of capital, will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

We expect that our net cash used in operating activities will remain significant as we advance our HCV product candidate through preclinical and clinical development, seek regulatory approval, and prepare for and, if approved, manufacture such product at commercial scale and otherwise pursue commercialization activities; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and, if necessary, hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash, cash equivalents and marketable securities, net of the $25.0 million return of capital, will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
conduct Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV which includes the purchase of comparator drug;
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

•
manufacture the regimen of bemnifosbuvir and ruzasvir in fixed dose tablets for use in the Phase 3 clinical trials, regulatory approvals, and, if approved, for potential commercialization, for the treatment of HCV;
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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include external costs consisting of fees paid to third parties, including CROs and CMOs, to conduct certain research and development activities on our behalf, consulting costs and in the case of our HCV Phase 3 program, costs to purchase comparator drug. Research and development expenses also include internal costs consisting of payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. We have not historically tracked our internal research and development expenses or early stage discovery costs by therapeutic area as they are deployed across multiple programs. Early stage discovery activities consist of assessing the antiviral activity and other properties of select compounds derived from our compound library against respiratory and other RNA viral infections.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
COVID-19 external costs	$1,234	$39,051
HCV external costs	17,584	5,953
Early stage discovery external costs	331	201
Internal research and development costs	10,435	12,370
Total research and development costs	$29,584	$57,575

Substantially all of our resources are focused on the development of our product candidates. We expect our research and development expenses to vary quarter over quarter particularly as we advance our Phase 3 HCV clinical program and prepare for the possible commercialization of the regimen of bemnifosbuvir and ruzasvir if the Phase 3 clinical development is successful. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our HCV product candidate or any other product candidate we may develop will receive regulatory approval, if ever.

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

We anticipate that our general and administrative expenses may increase, including in connection with any future expansion of our organization for potential commercialization of our product candidates, as a result of increased personnel costs, expanded infrastructure, increased consulting, legal and accounting services, costs associated with complying with The Nasdaq Global Select Market and Securities and Exchange Commission requirements and increased investor relations costs.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and marketable securities.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$29,584	$57,575	$(27,991)
General and administrative	9,457	12,231	(2,774)
Total operating expenses	39,041	69,806	(30,765)
Loss from operations	(39,041)	(69,806)	30,765
Interest income and other, net	4,972	6,868	(1,896)
Loss before income taxes	(34,069)	(62,938)	28,869
Income tax expense	(203)	(231)	28
Net loss	$(34,272)	$(63,169)	$28,897

Research and Development Expenses

Research and development expenses decreased by $28.0 million from $57.6 million for the three months ended March 31, 2024 to $29.6 million for the three months ended March 31, 2025. The net decrease was primarily driven by lower external spend as our COVID-19 Phase 3 SUNRISE-3 clinical trial was completed in 2024. The decrease was offset by an increase in external spend related principally to startup activities for our HCV Phase 3 clinical development including the purchase of comparator drug. Additionally, a decrease in internal research and development expenses was primarily related to lower stock-based compensation expense in the three months ended March 31, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $2.8 million from $12.2 million for the three months ended March 31, 2024 to $9.5 million for the three months ended March 31, 2025. The net decrease was primarily related to lower stock-based compensation expense, partially offset by increased professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $1.9 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.2 million for the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2025, we had cash, cash equivalents and marketable securities of $425.4 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund the recently authorized Share Repurchase Program and our planned operations through 2027, including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2025, no shares have been issued under the Sales Agreement. Any shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs as we continue to operate as a public company and potentially expand our organization to support the initiation of activities in preparation for potential commercialization of our product candidates. Further, we expect to return $25.0 million to our stockholders as part of the Share Repurchase Program.

We will continue to invest significant capital to develop our product candidates and fund operations for the foreseeable future. To fund such investment, we may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•
the scope, timing, rate of progress and costs of our Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV and our other drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for other product candidates;
•
the outcome of our ongoing evaluation of strategic alternatives;

•
the number and scope of clinical programs we decide to pursue;
•
the cost, timing and outcome of preparing for and undergoing regulatory review of our product candidates;
•
the scope and costs of development and commercial manufacturing activities which may be adversely impacted if tariffs are imposed on pharmaceutical products or the materials, including regulatory starting materials, necessary to manufacture our product candidates;
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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(30,563)	$(39,865)
Investing activities	85,608	56,802
Financing activities	(347)	150
Net increase in cash and cash equivalents	$54,698	$17,087

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $30.6 million. Cash used in operating activities was primarily due to a net loss of $34.3 million, accretion of premium and discounts on marketable securities of $1.7 million, and an increase in other assets of $4.2 million, partially offset by stock-based compensation of $7.0 million and an increase in accounts payable and accrued expenses of $3.3 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $85.6 million and consisted of sales and maturities of marketable securities of $208.2 million partially offset by purchases of marketable securities of $122.6 million.

Net cash provided by investing activities for the three months ended March 31, 2024 was $56.8 million and consisted of sales and maturities of marketable securities of $224.0 million partially offset by purchases of marketable securities of $167.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2025 was $0.3 million and consisted of net issuance of restricted stock units partially offset by proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities for the three months ended March 31, 2024 was $0.2 million and consisted of proceeds from the issuance of our common stock under our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2025 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, accrued research and development expenses and stock-based compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $425.4 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, asset backed securities, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating expenses since our inception. For the three months ended March 31, 2025 and for the year ended December 31, 2024, our operating expenses were $39.0 million and $193.0 million, respectively. As of March 31, 2025, we had an accumulated deficit of $398.5 million.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical phase tend to increase substantially over time. For example, as we advanced and completed the enrollment of our COVID-19 Phase 3 SUNRISE-3 clinical trial, our operating expenses increased. We anticipate that operating expenses will also increase in the future as we advance and complete Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV as well as any additional late stage clinical trials we might undertake. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability.

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

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the development of our HCV product candidate and other product candidates, if any; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings in the future, our business, prospects, and results of operations may be materially adversely affected.

We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the late stage development of the regimen of bemnifosbuvir and ruzasvir. Also, we anticipate that we may incur substantial expenses in connection with the discovery, license or other acquisition and potential development of other product candidates, if any, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval. Additionally, in April 2025, our Board authorized the utilization of up to $25.0 million of cash to repurchase our common stock (“Share Repurchase Program”)

If our cash, cash equivalents and marketable securities are not sufficient to fund our future operations, we will need additional capital to fund these activities, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to initiate or complete planned clinical trials or seek regulatory approvals for our product candidates from the FDA, or any foreign regulatory authorities, and could be forced to discontinue product development. In addition, attempting to secure additional financing could divert the time and attention of our management from day-to-day activities and may harm our product candidate development efforts.

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

In the future, we may enter into strategic collaborations or other transactions. In the fourth quarter of 2024, we announced that we had engaged Evercore LLC, a global independent investment bank, to assist us in identifying potential opportunities to enhance stockholder value. The process includes a review of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions. While this process is ongoing, there is no assurance that it will result in the completion of any specific transaction or outcome. If we do identify suitable collaboration candidates or strategic partners, we may not be able to complete such collaborations or other strategic transactions timely or on favorable terms, or at all. Any collaborations or other strategic transactions may not strengthen our competitive position, and these transactions may be viewed negatively by stock research analysts or investors, and we may never realize the anticipated benefits of such transactions. We may decide to issue our common stock or other equity securities to a strategic partner or collaborator which would reduce the percentage ownership of our existing stockholders. In addition, we may not be able to successfully integrate with any collaborator or strategic partner in an effective, timely and non-disruptive manner. Collaborations or other strategic transactions may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and cash equivalents available for operations and other uses. We cannot predict the number, timing or size of future collaborations or strategic partnerships or the effect that any such transactions might have on our operating results.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $34.3 million for the three months ended March 31, 2025. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV product candidate and future product candidates, if any, will require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

During the near term we expect that substantially all of our efforts and expenditures will be devoted to developing the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV which will require additional clinical development, management of clinical, medical affairs and manufacturing activities, obtaining regulatory approvals in multiple jurisdictions, securing of manufacturing supply, building of or otherwise accessing a commercial organization, substantial investment and significant marketing efforts.

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

Even if we receive approval to market our HCV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete if the regimen of bemnifosbuvir and ruzasvir is approved for the treatment of HCV.

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

We have not submitted an NDA for, or obtained regulatory approval of, any product candidate. We must complete additional clinical and preclinical studies to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the regulatory authorities before we will be able to obtain these approvals, and it is possible that none of our product candidates will ever obtain regulatory approval. Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

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

Before obtaining marketing approval from the FDA or other comparable foreign regulatory authorities for the sale of our product candidates, we must complete preclinical development and extensive clinical trials to demonstrate the safety and efficacy of our product candidates. Clinical testing is expensive, time-consuming and subject to uncertainty. A failure of one or more clinical trials can occur at any stage of the process, such as the failure in September 2024 of bemnifosbuvir to meet the primary endpoint in the COVID-19 Phase 3 SUNRISE-3 clinical trial. The outcome of preclinical studies and early-stage clinical trials may not be predictive of the success of later clinical trials. Moreover, preclinical and clinical data, particularly the analysis of exploratory endpoints and analysis of data derived from patient subgroups, including in the case of HCV, patients infected with varying viral genotypes, are often susceptible to varying interpretations, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and varying stages of clinical trials have nonetheless failed to obtain marketing approval of their drugs.

To date, we have not successfully concluded any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even for trials that begin or have begun, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials.

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
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

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

Further, conducting clinical trials in foreign countries for our HCV product candidate or other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

If any serious adverse events occur, clinical trials or commercial distribution of any product we successfully develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling any product candidate or product for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidate or product may be harmed, and our ability to generate revenues from such product may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

The FDA has broad discretion whether or not to grant Fast Track designation to any particular product candidate. As a result, we may seek such Fast Track designation for our product candidates, but cannot assure you that the FDA would decide to grant it. Even if a Fast Track designation has been received, the sponsor may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have nevertheless failed to obtain approval.

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

If any current or future product candidate we develop receives marketing approval, whether as a single agent or in combination with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. For example, current approved oral antiviral products are well established in the medical community for the treatment of HCV and doctors and other prescribers may continue to rely on these therapies.

If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•
the continued longevity of any market for which we develop a product;
•
efficacy and potential advantages, including convenience, duration of treatment and ease of administration, of our product compared to alternative treatments;
•
the prevalence and severity of any side effects associated with our product relative to any alternative treatment;
•
the willingness of the target patient population to try new therapies and of physicians and other healthcare providers to prescribe these therapies;
•
the strength and effectiveness of sales, marketing and distribution support;
•
the cost to patients of our treatment regimens in relation to alternative treatments; and
•
the ability to obtain sufficient adequate reimbursement from third-parties as well as the impact of any agreements among any competitor and any third party payor limiting access to our product.

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, government efficiency initiatives, including initiatives and programs recently undertaken in the US, have resulted in a number of employees leaving the agency which may impact the ability of the FDA to timely complete critical activities associated with our HCV development review and process our regulatory submissions.

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

Our product candidates will be subject to extensive and rigorous domestic government regulation, including regulation and oversight by the FDA, the US Centers for Medicare & Medicaid Services (“CMS”), other divisions of US Department of Health & Human Services (“HHS”), the US Department of Justice, state and local governments, and their respective equivalents outside of the US. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, packaging, storage, approval, advertising, promotion, sale, distribution, import and export of pharmaceutical products. If our products are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval. Such foreign regulation may be equally or more demanding than corresponding US regulation.

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

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for groups specified by, among other things, age or medical condition, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy (“REMS”) in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if any of our product candidates is approved, it will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the US and requirements of comparable foreign regulatory authorities. Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP and similar regulations. As such, we and our CMOs will be subject to continual review and inspections to assess compliance with cGMP and similar requirements and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the US, and the efficacy and longevity of current transfer mechanisms between the EEA, and the US remains uncertain. On July 10, 2023, the European Commission adopted its Adequacy Decision in relation to the new EU-US Data Privacy Framework (“DPF”), rendering the DPF effective as a GDPR transfer mechanism to US entities self-certified under the DPF. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could incur additional costs, and may be subject to complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we conduct our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Moreover, patients from whom we or our collaborators obtain health information, as well as the providers who share this information with us, may have statutory or contractual rights that limit our ability to use and disclose the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

If these competitors access the marketplace before we do with effective vaccines or safer, more effective, or less expensive therapeutics, our product candidates, if approved for commercialization, may not be profitable to sell or worthwhile to continue to develop. Technology in the pharmaceutical industry has undergone rapid and significant change, and we expect that it will continue to do so. Any compounds, products or processes that we develop may become obsolete or uneconomical before we recover any expenses incurred in connection with their development. The success of our product candidates will depend upon factors such as product efficacy, safety, reliability, availability, timing, scope of regulatory approval, acceptance and price, among other things. Other important factors to our success include speed in developing product candidates, completing clinical development and laboratory testing, obtaining regulatory approvals and manufacturing and selling commercial quantities of potential products.

For the diseases that we are targeting, significant competition exists from approved and authorized oral treatments as well as other treatments in development. The approved drugs, particularly for HCV, are well-established products and are widely-accepted by physicians, patients and third-party payors.

Our HCV product candidate, if approved, is expected to compete directly or indirectly with existing, currently commercialized products. For example, if we successfully develop and receive marketing approval for our HCV product candidate, we anticipate that we will face competition from currently approved oral antiviral HCV products that are well established and widely accepted by physicians, patients and third-party payors, including products marketed and sold by Gilead Sciences, Inc., Asegua Therapeutics LLC, a wholly owned subsidiary of Gilead Sciences, Inc. and AbbVie Inc. Even if approved and commercialized, our HCV product candidate may fail to achieve market acceptance with hospitals, physicians, patients or third-party payors. Hospitals, physicians, patients or third-party payors may conclude that our product is are less safe or effective or otherwise less attractive than existing drugs. If our HCV product candidate or other future product candidates, if any, do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable. Other product candidates, if any, may also compete with existing products in a similar manner.

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

We expect to experience pricing pressures in connection with the sale of our product candidates due to the presence of approved, and in the case of HCV, authorized generic, products already in many marketplaces, the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes resulting from legislative actions, including the IRA. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting US trade, manufacturing, development or investment, could result in additional restrictions on our ability to manufacture materials for our research programs, preclinical studies and clinical trials or significantly increase our costs. In recent years, the U.S has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries where we conduct our business, in particular China, Mexico and Canada. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of a natural disaster, public health crises, trade disruptions, or changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates and if approved, to commercialize our products. Tariffs on certain Chinese origin goods may impact the cost of manufactured materials we import from China for our research programs, preclinical studies and clinical trials and for commercialization of products, if any, that may be approved. Additionally, the indirect impact of inflationary pressure on costs throughout the supply chain may result in higher input costs, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

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

We do not have multiple sources of supply for all of the components used in the manufacture of bemnifosbuvir or ruzasvir. For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We do not have long-term supply agreements with any of our component suppliers. We may not be able to establish additional sources of supply for our product candidates, or may be unable to do so in a timely manner or on acceptable terms. Manufacturing suppliers are subject to cGMP and comparable foreign quality standards and requirements covering manufacturing, testing, quality control and record keeping relating to our product candidates and subject to ongoing inspections by applicable regulatory authorities. Manufacturing suppliers are also subject to local, state and federal regulations and licensing requirements. Failure by any of our suppliers to comply with all applicable regulations and requirements may result in long delays and interruptions in supply.

The number of suppliers of the components of our product candidates is limited. In the event it is necessary or desirable to acquire supplies from alternative suppliers, we might not be able to obtain them in a timely manner or on commercially reasonable terms, if at all. It could also require significant time and expense to redesign our manufacturing processes to work with another manufacturer and redesign of processes can trigger the need for conducting additional clinical studies such as comparability or bridging studies. Additionally, certain of our suppliers are critical to our production, and the loss of these suppliers to one of our competitors or otherwise would materially and adversely affect our development and commercialization efforts.

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

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Columbia and Mexico, and is also pending in certain other countries and regions. The European Patent Office has allowed the claims.

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

Risks Related to Our Common Stock

There can be no assurance with respect to the number of shares of our common stock repurchased under the Share Repurchase Program or that our Share Repurchase Program will provide the benefits anticipated.

In April 2025, our Board of Directors authorized a program to repurchase up to $25 million of our common stock (the “Share Repurchase Program”). We can provide no assurance with respect to the number of shares of our common stock that will be repurchased under the Share Repurchase Program or that our Share Repurchase Program will provide the benefits anticipated. The Share Repurchase Program may not prove to be the best use of our cash. Additionally, the Share Repurchase Program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, the Share Repurchase Program will reduce our existing cash reserves.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As previously disclosed, we have announced that we engaged Evercore LLC, a global independent investment bank, to identify potential opportunities to enhance stockholder value. The process includes a review of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may for the current fiscal year that began on January 1, 2025 or for future fiscal years be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities in the three months ended March 31, 2025. For information regarding our Share Repurchase Program, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Financial Resources.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
10.1^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH					*
10.2	Letter Agreement, by and between Atea Pharmaceuticals, Inc., Bradley L. Radoff, JEC II Associates, LLC and certain other affiliated entities and natural persons party thereto, dated April 16, 2025.	8-K	001-39661	10.1	4/17/2025
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

^ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: May 12, 2025	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 12, 2025	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)