Form 10-Q
period 2025-06-30
Atea Pharmaceuticals, Inc.
filed 2025-08-07
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 79,357,553 shares of common stock, $0.001 par value per share, outstanding.

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$87,721	$64,696
Marketable securities	291,992	390,025
Prepaid expenses and other current assets	5,891	7,634
Total current assets	385,604	462,355
Property and equipment, net	665	873
Other assets	4,394	197
Operating lease right-of-use assets, net	942	1,243
Total assets	$391,605	$464,668
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,844	$4,458
Accrued expenses and other current liabilities	10,454	13,345
Current portion of operating lease liabilities	821	800
Total current liabilities	20,119	18,603
Operating lease liabilities	425	842
Income taxes payable	6,645	6,356
Total liabilities	27,189	25,801
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 81,137,478 and 84,463,059 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	81	84
Additional paid-in capital	799,951	802,770
Accumulated other comprehensive gain	37	233
Accumulated deficit	(435,653)	(364,220)
Total stockholders’ equity	364,416	438,867
Total liabilities and stockholders’ equity	$391,605	$464,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$32,275	$34,696	$61,859	$92,271
General and administrative	9,070	12,220	18,527	24,451
Total operating expenses	41,345	46,916	80,386	116,722
Loss from operations	(41,345)	(46,916)	(80,386)	(116,722)
Interest income and other, net	4,391	6,637	9,363	13,505
Loss before income taxes	(36,954)	(40,279)	(71,023)	(103,217)
Income tax expense	(207)	(243)	(410)	(474)
Net loss	$(37,161)	$(40,522)	$(71,433)	$(103,691)
Other comprehensive loss
Unrealized loss on available-for-sale investments	(81)	(99)	(196)	(487)
Comprehensive loss	$(37,242)	$(40,621)	$(71,629)	$(104,178)
Net loss per share — basic and diluted	$(0.44)	$(0.48)	$(0.85)	$(1.23)
Weighted-average number of common shares — basic and diluted	83,747,335	84,253,700	84,449,318	84,069,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units, net of employee tax obligations	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive income (loss)	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	85	809,373	118	(398,492)	411,084
Issuance of common stock upon vesting of restricted stock units	177,600	1	(1)	—	—	—
Repurchase of common stock	(4,619,597)	(5)	(14,088)	—	—	(14,093)
Stock-based compensation expense	—	—	4,667	—	—	4,667
Other comprehensive income (loss)	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(37,161)	(37,161)
Balance—June 30, 2025	81,137,478	$81	$799,951	$37	$(435,653)	$364,416

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance of common stock upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	84	763,472	(181)	(259,004)	504,371
Issuance of common stock upon vesting of restricted stock units	198,900	—	—	—	—	—
Stock-based compensation expense	—	—	12,720	—	—	12,720
Other comprehensive income (loss)	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(40,522)	(40,522)
Balance—June 30, 2024	84,422,000	$84	$776,192	$(280)	$(299,526)	$476,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(71,433)	$(103,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,618	25,306
Depreciation and amortization expense	208	208
Accretion of premium and discounts on marketable securities	(3,061)	(6,512)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,743	8,194
Other assets	(4,197)	—
Accounts payable	4,386	1,218
Accrued expenses and other liabilities	(2,602)	(6,703)
Operating lease liabilities	(95)	(87)
Net cash used in operating activities	(63,433)	(82,067)
Cash flows from investing activities
Purchases of marketable securities	(223,368)	(174,460)
Sales and maturities of marketable securities	324,266	355,948
Net cash provided by investing activities	100,898	181,488
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	138	150
Repurchase of common stock	(14,093)	—
Issuance of restricted stock units	(485)	—
Net cash (used in) provided by financing activities	(14,440)	150
Net increase in cash and cash equivalents	23,025	99,571
Cash and cash equivalents at the beginning of period	64,696	143,823
Cash and cash equivalents at the end of period	$87,721	$243,394

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $379.7 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund the share repurchase program discussed in Note 6 and its operations for a period through at least twelve months from the issuance date of these consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2025, no shares have been issued under the Sales Agreement.

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

The Company may seek additional capital through one or more of a combination of financing through the sale of additional equity securities, debt financing, or funding in connection with any new collaborative relationships it may enter into or other arrangements. There can be no assurance that the Company will be able to obtain such additional funding, on terms acceptable to the Company, on a timely basis or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s existing stockholders. The Company’s cost of financing and its access to potential sources of future liquidity may be adversely impacted by a number of factors, including, without limitation, then current geopolitical events and the conditions in the financial markets including market volatility and rates of interest and inflation.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim period.

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

3. Marketable Securities

				As of June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$88,518	$16	$(9)	$88,525
US Government agency securities	6,958	1	(3)	6,956
Asset-backed securities	42,883	29	(4)	42,908
Commercial paper	3,914	—	(2)	3,912
Corporate bonds	149,682	34	(25)	149,691
Total	$291,955	$80	$(43)	$291,992

				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$108,967	$69	$—	$109,036
US Government agency securities	25,083	19	(8)	25,094
Asset-backed securities	60,002	77	(8)	60,071
Commercial paper	21,850	7	—	21,857
Corporate bonds	173,890	125	(48)	173,967
Total	$389,792	$297	$(64)	$390,025

As of June 30, 2025 and December 31, 2024, the Company held 46 and 21 securities that were in an unrealized loss position of $43 and $64, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, none of the securities had remaining maturities longer than one year.

The Company received proceeds of $324,266 and $355,948 from sales and maturities of marketable securities during the six months ended June 30, 2025 and 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$76,900	$—	$—	$76,900
Marketable Securities
US Treasury obligations	—	88,525	—	88,525
US Government agency securities	—	6,956	—	6,956
Asset-backed securities	—	42,908	—	42,908
Commercial paper	—	3,912	—	3,912
Corporate bonds	—	149,691	—	149,691
Total	$76,900	$291,992	$—	$368,892

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,984	$—	$—	$60,984
Marketable Securities
US Treasury obligations	—	109,036	—	109,036
US Government agency securities	—	25,094	—	25,094
Asset-backed securities	—	60,071	—	60,071
Commercial paper	—	21,857	—	21,857
Corporate bonds	—	173,967	—	173,967
Total	$60,984	$390,025	$—	$451,009

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include treasury obligations, government agency securities, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the six months ended June 30, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2025	December 31, 2024
Research and development, including manufacturing and clinical expenditures	$6,076	$6,940
Payroll and payroll related	3,721	5,904
Professional fees and other	657	501
Total accrued expenses and other current liabilities	$10,454	$13,345

6. Common Stock

As of June 30, 2025, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 81,137,478 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

In April 2025, the Company’s Board of Directors authorized the Company to repurchase an aggregate amount of $25,000 of Common Stock. During the three months ended June 30, 2025, the Company repurchased 4,619,597 shares of Common Stock for an aggregate price of $14,093 (including transaction costs). As of June 30, 2025 $11,091 remained authorized for future repurchases. The repurchased shares of Common Stock were retired immediately upon receipt and returned to authorized and unissued status. Repurchased Common Stock is reflected as a reduction of stockholders’ equity. Any excess of cost over par value is charged to additional paid-in capital.

7. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2024, the shares available under the 2020 Plan were increased by 16,622,139 shares since the inception of the 2020 Plan. In January 2025, the shares of the Common Stock available under the 2020 Plan were increased by 4,223,152 shares. As of June 30, 2025, 5,056,452 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2025	20,166,069	$13.51	6.6	$6,095
Granted	3,345,228	$3.09
Exercised	—	$—
Cancelled	(621,500)	$7.50
Outstanding at June 30, 2025	22,889,797	$12.15	6.4	$8,659
Vested and expected to vest at June 30, 2025	22,889,797	$12.15	6.4	$8,659
Vested and exercisable at June 30, 2025	16,430,540	$15.36	5.4	$7,131

During the six months ended June 30, 2025, the Company granted 3,345,228 stock options with an aggregate grant date fair value of $7,339.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option grants generally vest over a service period of three or four years. All options have a contractual term of ten years. As of June 30, 2025, total unrecognized compensation expense related to stock option awards was $18,575, which is being recognized over a remaining weighted average period of 2.4 years.

Restricted Stock Units

During the six months ended June 30, 2025, the Company granted 1,091,064 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $3,372.

The restricted stock unit awards granted to employees vest in three annual installments. The restricted stock unit awards granted to directors vest in one annual installment. Below is the activity related to restricted stock units for the six months ended June 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,523,052	$4.42
Granted	1,091,064	$3.09
Released	(1,216,965)	$4.43
Cancelled	(150,087)	$4.03
Unvested at June 30, 2025	2,247,064	$3.79

As of June 30, 2025, total unrecognized compensation expense related to restricted stock units was $6,441, which is being recognized over a remaining weighted average period of 1.65 years.

Performance-based Restricted Stock Units

During the six months ended June 30, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which results in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% will vest on January 31, 2026 subject to continued employment. The Company recorded compensation expense of $81 and $0 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded compensation expense of $197 and $0 for the six months ended June 30, 2025 and 2024, respectively. Expense is being recognized through January 31, 2026 for the 2022 PSUs that may vest on that date.

During the six months ended June 30, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2025, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the grant date value of the 2024 PSUs. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $274 and $183 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded compensation expense of $545 and $303 for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2025, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded no compensation expense for the three and six months ended June 30, 2025.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,782,870	$5.37
Granted	1,045,600	$3.06
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at June 30, 2025	2,465,985	$4.13

As of June 30, 2025, total unrecognized compensation expense related to performance-based restricted stock units was $1,937, which is being recognized over weighted average period of 1.9 years.

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

The Company issued 54,296 and 58,555 shares for proceeds of $138 and $150 during the six months ended June 30, 2025 and 2024, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	$2,917	$11,131	$8,073	$22,272
Restricted stock units	1,394	1,372	2,771	2,662
Performance-based restricted stock units	355	183	742	303
Employee stock purchase plan	1	34	32	69
Total stock-based compensation expense	$4,667	$12,720	$11,618	$25,306

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense	$2,419	$6,073	$5,859	$12,054
General and administrative expense	2,248	6,647	5,759	13,252
Total stock-based compensation expense	$4,667	$12,720	$11,618	$25,306

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(37,161)	$(40,522)	$(71,433)	$(103,691)
Weighted-average common shares outstanding — basic and diluted	83,747,335	84,253,700	84,449,318	84,069,646
Net loss per share — basic and diluted	$(0.44)	$(0.48)	$(0.85)	$(1.23)

The following shares were excluded from the computation of the net loss per share for the three and six months ended June 30, 2025 and 2024, respectively, due to the net loss during the periods as their effect is antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	22,889,797	20,158,002	22,889,797	20,158,002
Restricted stock units	2,247,064	2,523,052	2,247,064	2,523,052
Performance-based restricted stock units	2,465,985	1,782,870	2,465,985	1,782,870
Employee stock purchase plan	21,588	26,189	21,588	26,189

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

The following assets and liabilities are recorded on the Company’s condensed consolidated balance sheet as of June 30, 2025.

As of June 30,
2025
Right-of-use asset	$942
Current lease liability	821
Non-current lease liability	425

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of June 30, 2025 were as follows.

As of June 30,
2025
Remainder of 2025	$419
2026	855
Total lease payments	1,274
Less amount representing implied interest	28
Total lease liability	$1,246
Current portion of operating lease liabilities	$821
Non-current portion of operating lease liabilities	$425

For each of the three and six months ended June 30, 2025 and 2024, the Company recorded operating lease costs of $162 and $323, respectively, relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $207 and $243 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded income tax expense of $410 and $474 for the six months ended June 30, 2025 and 2024, respectively.

The Company maintained a full valuation allowance through June 30, 2025 due to uncertainty regarding its ability to utilize deferred tax assets.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended June 30, 2025 and 2024, the Company recognized expense of $138 and $161, respectively, relating to matching contributions to the 401(k) Plan. During the six months ended June 30, 2025 and 2024, the Company recognized expense of $455 and $562, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $54 for each of the three and six months ended June 30, 2025 and 2024.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during any of the three and six months ended June 30, 2025 and 2024.

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

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $379,713 and $454,721, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expense (1)
COVID-19 external costs (2)	$(78)	$11,297	$1,156	$50,348
HCV external costs (2)	24,285	10,501	41,869	16,454
Early stage discovery external costs (2)	265	212	596	413
Compensation and related expenses	4,419	5,346	10,456	11,021
Consulting and professional fees	568	799	1,087	1,095
Other research and development expenses	397	468	836	886
Total research and development expense	29,856	28,623	56,000	80,217
General and administrative (3)
Compensation and related expenses	2,212	2,454	4,890	4,995
Consulting and professional fees	4,185	2,710	7,124	5,295
Other general and administrative	425	409	754	909
Total general and administrative	6,822	5,573	12,768	11,199
Stock based compensation	4,667	12,720	11,618	25,307
Other segment items (4)	(4,184)	(6,394)	(8,953)	(13,032)
Net loss	$(37,161)	$(40,522)	$(71,433)	$(103,691)

(1)Research and development expense for the three months ended June 30, 2025 and 2024 excludes stock based compensation of $2,419 and $6,073, respectively. Research and development expense for the six months ended June 30, 2025 and 2024 excludes stock based compensation of $5,859 and $12,054, respectively.

(2)External costs consist primarily of preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended June 30, 2025 and 2024 excludes stock based compensation of $2,248 and $6,647, respectively. General and administrative expense for the six months ended June 30, 2025 and 2024 excludes stock based compensation of $5,759 and $13,252, respectively.

(4)Other segment items include interest income and other, net and income tax expense.

15. Subsequent Event

On July 4, 2025, the U.S enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to U.S. income tax laws. Corporate tax provisions in the law include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modifications to the U.S.’s international tax framework, and expanded Section 162(m) aggregation requirements. The Company is in the process of evaluating the impact of these changes, and an estimate of the financial effect is not yet available.

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

Overview

We are a clinical-stage biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biology, biochemistry and virology to discover and develop novel orally administered product candidates to treat serious viral diseases. Our lead product candidate is the regimen consisting of bemnifosbuvir and ruzasvir, which we are developing for the treatment of hepatitis C virus (“HCV”) infection. Currently, we are evaluating the regimen in a Phase 3 clinical development program which includes two Phase 3 clinical trials namely “C-Beyond” which is the clinical trial we are conducting in the United States (“US”) and Canada and “C-Forward” which is the clinical trial we are conducting outside of North America. Patient enrollment in C-Beyond and C-Forward began in April and June 2025, respectively, and is currently ongoing.

HCV

HCV is a blood-borne, positive-sense, single-stranded ribonucleic acid ("RNA") virus that primarily infects liver cells. HCV is a leading cause of chronic liver disease, liver transplants and liver cancer in the US, Europe and Japan.

Despite the availability of direct-acting antiviral (“DAA”) oral combination treatment regimens and eradication efforts by the World Health Organization and others, HCV continues to be a serious viral disease. An estimated 50 million people globally live with chronic HCV infection, with approximately 1 million new infections occurring each year. It is estimated that HCV leads to 240,000 deaths per year. These deaths are primarily attributable to cirrhosis and hepatocellular cancer, each of which are serious long-term consequences resulting from prolonged exposure to HCV infection.

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

Our Goal

The objective of our HCV development program, which is now enrolling patients in two Phase 3 clinical trials, is to improve upon the current standard of care ("SOC") by offering, the regimen of bemnifosbuvir and ruzasvir, if successfully developed and approved, as a differentiated pan-genotypic protease inhibitor-free therapeutic for HCV-infected patients, many of whom take medications for other conditions. We believe that a novel treatment, with a profile that can be easily prescribed for and administered to today’s population of HCV-infected patients (e.g. young, newly infected, non-cirrhotic) would be a significant improvement to the current SOC.

Presently, there are no short-course (i.e., eight week) nucleoside inhibitor-based, pan-genotypic HCV treatment regimens. Results from the clinical and nonclinical studies we have conducted to date, including a global Phase 2 clinical trial which enrolled 275 HCV infected patients, have shown that the regimen of bemnifosbuvir and ruzasvir offers high potency, a low risk for drug-drug interactions, good tolerability and convenience in that it can be taken with or without food which we believe would offer a significant improvement to the current SOC, if approved.

Phase 3 Clinical Development

The global HCV Phase 3 program we are currently conducting includes two randomized, open label Phase 3 trials comparing the regimen of bemnifosbuvir and ruzasvir to sofosbuvir and velpatasvir in patients with chronic HCV infection. The overall clinical trial design is identical for each trial. The Phase 3 trial being conducted in the US and Canada is referred to as C-Beyond and the Phase 3 clinical trial being conducted outside of North America is referred to as C-Forward.

Each of C-Beyond and C-Forward is expected to enroll approximately 880 treatment-naïve patients, both with and without compensated cirrhosis. Patients are being stratified by genotype and cirrhosis status, and patients with human immunodeficiency virus (“HIV”) co-infection may be enrolled. For non-cirrhotic patients, eight weeks of treatment with the regimen of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir. For cirrhotic patients, 12 weeks of bemnifosbuvir and ruzasvir will be compared to 12 weeks of sofosbuvir and velpatasvir. The global geographic footprint of the Phase 3 program is to assist us in enrolling patients with varied HCV genotypes.

Key Clinical Trial Results – Phase 2 and Phase 1

In December 2024, we announced that the global Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir had met its primary endpoints of safety and sustained virologic response (“SVR”) at 12 weeks post treatment (“SVR12”). The regimen of bemnifosbuvir and ruzasvir was generally well-tolerated with no drug-related serious adverse events (“SAEs”) or treatment discontinuations.

Primary efficacy endpoint results showed a 98% (208/213) SVR12 rate in the per-protocol treatment adherent patient population after eight weeks of treatment with the regimen. The efficacy evaluable patient population, which included 17% treatment non-adherent patients, achieved a 95% (242/256) SVR12 rate. Additional results from the Phase 2 study showed in treatment adherent patients who were non-cirrhotic and infected with genotypes 1-4, an SVR12 rate of 99% (178/179) was achieved, demonstrating pan-genotypic potency. Treatment adherent patients with cirrhosis achieved an 88% (30/34) SVR12 rate. Although viral kinetics were slower in cirrhotic patients, all cirrhotic patients (100%; 34/34) achieved an end of treatment response at Week 8.

The global Phase 2 study enrolled 275 HCV treatment-naïve patients, both with and without compensated cirrhosis. The study was designed to evaluate the safety and efficacy of eight weeks of treatment with the regimen consisting of once-daily bemnifosbuvir 550 mg and ruzasvir 180 mg. The primary endpoints were safety and SVR12 in the per-protocol treatment adherent population. Secondary and other endpoints included SVR12 in the efficacy evaluable population (a broader analysis population which included treatment non-adherent patients), SVR at 24 weeks post treatment (“SVR24”), virologic failure and resistance.

The Phase 2 study results were presented in May 2025 at the European Association for the Study of Liver (“EASL”) Congress 2025. Additionally, at EASL in May 2025, we presented results from three Phase 1 studies. These studies included a pharmacokinetic study, a drug-drug interaction study and a renal impairment study.

The results from the Phase 1 pharmacokinetic study, which evaluated a single 550 mg dose of bemnifosbuvir in healthy participants with varying degrees of hepatic impairment, support the administration of bemnifosbuvir without dose adjustment in patients with hepatic impairment. The results from the Phase 1 drug-drug interaction study in healthy participants showed that co-administration of bemnifosbuvir and ruzasvir with the standard HIV regimen bictegravir/emtricitabine/tenofovir alafenamide (B/FTC/TAF) resulted in no clinically significant pharmacokinetic changes. The results from the Phase 1 renal impairment study in healthy participants showed that a single 550 mg dose of bemnifosbuvir was well-tolerated across participants with normal kidney function, moderate-to-severe renal impairment, and those with end-stage renal disease on hemodialysis. These data suggest bemnifosbuvir may be administered without dose adjustment in patients with renal dysfunction, including those undergoing dialysis.

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

Financial Resources

We believe we are well capitalized to advance our current programs. We had $379.7 million in cash, cash equivalents and marketable securities at June 30, 2025.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

In April 2025, our Board of Directors (the “Board”) authorized the repurchase of up to $25.0 million of our common stock (“Share Repurchase Program”). This authorization reflects our commitment to return capital to our stockholders while maintaining the capacity to complete the Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Repurchases under the Share Repurchase Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases to be determined at our discretion, or under a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)(1) under the Exchange Act.

During the three months ended June 30, 2025 we repurchased 4,619,597 shares of our common stock for an aggregate price of approximately $14.1 million (including transaction costs). As of June 30, 2025, approximately $11.1 million remained authorized for future repurchases. Repurchased shares of our common stock were retired immediately upon receipt and returned to authorized and unissued status.

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

As previously announced, in December 2024, we engaged Evercore LLC, a global independent investment bank, to assist us in the identification of additional opportunities to enhance stockholder value. This process includes a review of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions. As a part of this process, we continue to evaluate all options to maximize stockholder value. There is no assurance that the process will result in the completion of any specific transaction or outcome.

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

In addition to a non-refundable upfront payment that we made in February 2022, we are required to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of bemnifosbuvir and ruzasvir. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir which we currently anticipate will be the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

Financial Operations Overview

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $379.7 million. Net cash used in operating activities was $63.4 million for the six months ended June 30, 2025. In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15 million through 2027. As noted above, in April 2025, our Board authorized the Share Repurchase Program. This authorization reflects our commitment to return capital to our stockholders while maintaining the capacity to complete our Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Based on our current plans, we anticipate our existing financial resources, will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

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
•
continue discovery and IND-enabling activities to identify other potential product candidates for the treatment of diseases caused by single stranded RNA viruses;

•
initiate clinical development of product candidates for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses;
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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
COVID-19 external costs	$(78)	$11,487	$1,156	$50,739
HCV external costs	24,285	10,501	41,869	16,454
Early stage discovery external costs	265	22	596	22
Internal research and development costs	7,803	12,686	18,238	25,056
Total research and development costs	$32,275	$34,696	$61,859	$92,271

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$32,275	$34,696	$(2,421)
General and administrative	9,070	12,220	(3,150)
Total operating expenses	41,345	46,916	(5,571)
Loss from operations	(41,345)	(46,916)	5,571
Interest income and other, net	4,391	6,637	(2,246)
Loss before income taxes	(36,954)	(40,279)	3,325
Income tax expense	(207)	(243)	36
Net loss	$(37,161)	$(40,522)	$3,361

Research and Development Expenses

Research and development expenses decreased by $2.4 million from $34.7 million for the three months ended June 30, 2024 to $32.3 million for the three months ended June 30, 2025. The net decrease was primarily driven by substantially lower COVID-19 external spend as a result of our COVID-19 Phase 3 SUNRISE-3 clinical trial being completed in 2024 together with a decrease in internal research and development expenses primarily related to lower stock-based compensation and payroll related expenses in the three months ended June 30, 2025, offset by increased external spend related principally for our HCV Phase 3 clinical development program including the recognition of expense related to the milestone paid to Merck.

General and Administrative Expenses

General and administrative expenses decreased by $3.2 million from $12.2 million for the three months ended June 30, 2024 to $9.1 million for the three months ended June 30, 2025. The net decrease was primarily related to lower stock-based compensation expense partially offset by increased professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $2.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.2 million for the three months ended June 30, 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$61,859	$92,271	$(30,412)
General and administrative	18,527	24,451	(5,924)
Total operating expenses	80,386	116,722	(36,336)
Loss from operations	(80,386)	(116,722)	36,336
Interest income and other, net	9,363	13,505	(4,142)
Loss before income taxes	(71,023)	(103,217)	32,194
Income tax expense	(410)	(474)	64
Net loss and comprehensive loss	$(71,433)	$(103,691)	$32,258

Research and Development Expenses

Research and development expenses decreased by $30.4 million from $92.3 million for the six months ended June 30, 2024 to $61.9 million for the six months ended June 30, 2025. The net decrease was primarily driven by lower external spend as our COVID-19 Phase 3 SUNRISE-3 clinical trial was completed in 2024. The decrease was offset by an increase in external spend for our HCV Phase 3 clinical development including the purchase of comparator drug and expense related to the Merck milestone. Additionally, a decrease in internal research and development expenses was primarily related to lower stock-based compensation expense in the six months ended June 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $5.9 million from $24.5 million for the six months ended June 30, 2024 to $18.5 million for the six months ended June 30, 2025. The net decrease was primarily related to lower stock-based compensation expense, partially offset by increased professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $4.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.4 million and $0.5 million for the six months ended June 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2025, we had cash, cash equivalents and marketable securities of $379.7 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund the remaining portion of the Share Repurchase Program and our planned operations through 2027, including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2025, no shares have been issued under the Sales

Agreement. Any shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

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

In April 2025, our Board of Directors authorized us to repurchase an aggregate amount of $25.0 million of common stock. During the three months ended June 30, 2025, we repurchased 4,619,597 shares of common stock for an aggregate price of approximately $14.1 million (including transaction costs). As of June 30, 2025, approximately $11.1 million remained authorized for future common stock repurchases.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(63,433)	$(82,067)
Investing activities	100,898	181,488
Financing activities	(14,440)	150
Net increase in cash and cash equivalents	$23,025	$99,571

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was $63.4 million. Cash used in operating activities was primarily due to a net loss of $71.4 million, accretion of premium and discounts on marketable securities of $3.1 million, and an increase in other assets of $4.2 million, partially offset by stock-based compensation of $11.6 million, an increase in accounts payable and accrued expenses of $1.8 million and a decrease in prepaid expenses and other current assets of $1.7 million.

Net cash used in operating activities for the six months ended June 30, 2024 was $82.1 million. Cash used in operating activities was primarily due to a net loss of $103.7 million, a decrease in accrued expenses and other current liabilities of $6.7 million and accretion of premium and discounts on marketable securities of $6.5 million, partially offset by stock-based compensation expense of $25.3 million, a decrease in prepaid expenses and other current assets of $8.2 million and an increase in accounts payable of $1.2 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2025 was $100.9 million and consisted of sales and maturities of marketable securities of $324.3 million partially offset by purchases of marketable securities of $223.4 million.

Net cash provided by investing activities for the six months ended June 30, 2024 was $181.5 million and consisted of sales and maturities of marketable securities of $356.0 million partially offset by purchases of marketable securities of $174.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2025 was $14.4 million and consisted of stock repurchases of $14.1 million and net issuance of restricted stock units of $0.5 million, partially offset by proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”) of $0.1 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $0.2 million and consisted of proceeds from the issuance of our common stock under our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and six months ended June 30, 2025 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $379.7 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, asset backed securities, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating expenses since our inception. For the six months ended June 30, 2025 and for the year ended December 31, 2024, our operating expenses were $80.4 million and $193.0 million, respectively. As of June 30, 2025, we had an accumulated deficit of $435.7 million.

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
•
establish manufacturing and supply chain capacity, including US domestic manufacturing capacity, sufficient to provide commercial quantities of any product candidates for which we may obtain marketing approval, if any;
•
manufacture product in quantities sufficient to support product launch and commercialization, if approved;
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

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the development of our HCV product candidate and other product candidates, if any; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; successfully manufacturing commercial scale quantities of products, market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings in the future, our business, prospects, and results of operations may be materially adversely affected.

We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the late stage development of the regimen of bemnifosbuvir and ruzasvir. Also, we anticipate that we may incur substantial expenses in connection with the discovery, license or other acquisition and potential development of other product candidates, if any, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval. Additionally, in April 2025, our Board authorized the utilization of up to $25.0 million of cash to repurchase our common stock (“Share Repurchase Program”). As of June 30, 2025, under the Share Repurchase Program, we have repurchased 4,619,597 shares of common stock and have expended $13.9 million before transaction costs or excise taxes for such repurchases.

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

We incurred a net loss of $71.4 million for the six months ended June 30, 2025. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV product candidate and future product candidates, if any, will require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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
•
delays in obtaining required institutional review board or ethics committee approval or positive opinion at each clinical trial site;
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
•
developments during the course of a clinical trial that cause the FDA, a foreign regulatory authority or the clinical trial data safety monitoring board (“DSMB”) to find that the investigational protocol or plan is clearly deficient to meet its stated objectives;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the DSMB for such trial, or by the FDA or any other regulatory authority, or if the institutional review boards of the institutions at which such trials are being conducted suspend or terminate the participation of the clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“EU Clinical Trials Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of January 31, 2025, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. As a result, the CTAs we have submitted in connection with the conduct of our HCV Phase 3 clinical trial in the EU were prepared in compliance with the CTR requirements. We have limited experience submitting applications under the CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

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
•
the risk that patients enrolled in the clinical trial will fail to adhere to the protocol; and
•
other factors outside of our control, such as political unrest, war, terrorism and the occurrence of a global health crisis such as COVID-19 which, among other things, created substantial burdens on healthcare providers who were required to prioritize immediate critical patient care over clinical research.

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

In the US, the EU and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities involving any product candidates for which we obtain marketing approval, impact pricing and reimbursement and impact our ability to sell any such products profitably. In particular, there have been and continue to be a number of initiatives at the US federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare, including initiatives with the express purpose of eradicating HCV in the US. In addition, new regulations and interpretations of existing healthcare statutes and regulations are frequently adopted. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for our product. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.

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

In addition, other legislative changes have been proposed and adopted in the US since the ACA was enacted. Most recently, the One Big Beautiful Bill Act (the “OBBBA”), which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions in Medicaid funding are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect demand for any products for which we receive approval. The OBBBA also modified federal income tax rules relating to the expensing of research and development costs, certain other capital expenditures and certain business interest expense. There can be no assurance that the OBBBA and any resulting administrative guidance would not adversely affect us and the tax consequences to an investor. In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013 which, due to subsequent legislative amendments, will stay in effect through 2032. Further, on March 11, 2021 the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

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

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, states and other regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Similar programs are being proposed by US federal government legislators. The existing and future state, regional and individual hospital programs, and if enacted, any future federal program, could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Moreover, increasing efforts by governmental and third-party payors in the US and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the future value of the US HCV market may be impacted by payors obtaining additional discounts from manufacturers and by payor contracting dynamics. Medicaid agencies in certain individual states have enacted HCV treatment subscription models where manufacturers provide unrestricted access to their antiviral medication for a capitated total price and the Medicaid agencies in other states may in the future enact such HCV treatment subscription models. Contract duration and restrictions of such agreements could impact the ability of the non-awarded HCV oral antivirals to compete. In addition, future US government sponsored HCV eradication initiatives, including federal programs similar to state HCV treatment subscription programs, could impact the HCV market opportunity. While future US government sponsored HCV programs could significantly expand the number of HCV infected patients being treated, it also could negatively impact market value and access to many HCV oral antivirals including products such as ours.

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

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting US trade, manufacturing, development or investment, could result in additional restrictions on our ability to manufacture materials for our research programs, preclinical studies and clinical trials or significantly increase our costs. In recent years, the U.S has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries where we conduct our business, in particular China, Mexico, Canada and the European Union. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

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

If we enter into collaborations to develop, manufacture and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the license agreement with Merck was terminated, we would be required to discontinue the development, manufacture and commercialization of our lead product candidate, which is the fixed dose combination of ruzasvir and bemnifosbuvir, unless we could enter into another agreement with Merck potentially on terms less favorable to us. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

We rely on consultants, advisors and third parties for the performance of critical aspects of our business operations.

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

In April 2025, our Board of Directors authorized a program to repurchase up to $25 million of our common stock (the “Share Repurchase Program”). As of June 30, 2025, under the Share Repurchase Program, we have repurchased 4,619,597 shares of common stock and have expended $13.9 million before transaction costs or excise taxes for such repurchases. We can provide no assurance with respect to the number of shares of our common stock that will be repurchased under the Share Repurchase Program or that our Share Repurchase Program will provide the benefits anticipated. The Share Repurchase Program may not prove to be the best use of our cash. Additionally, the Share Repurchase Program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, the Share Repurchase Program will reduce our existing cash reserves.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline, even if our business is doing well.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If any of the analysts who cover us, or may cover us, downgrades our common stock or issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies or clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us (which has recently occurred) or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. As previously disclosed, we have engaged Evercore LLC, a global independent investment bank, to identify potential opportunities to enhance stockholder value. The process includes a review of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans.

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

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In addition, we have in the past and may in the future be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm and our independent registered public accounting firm has in the past and may be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. Our independent registered public accounting firm may issue a report that is adverse in the event material weaknesses have been identified in our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of a Publicly Announced Plan or Program	Maximum Value of Shares that May Yet be Repurchased Under the Plan or Program (1)

April 1 - 30	299,400	$2.86	299,400	$24,143,716
May 1 - 31	2,663,517	$2.85	2,663,517	$16,562,331
June 1 - 30	1,656,680	$3.30	1,656,680	$11,091,523
Total	4,619,597	$3.01	4,619,597

(1) Excludes transaction cost and excise taxes

On April 17, 2025, we publicly announced that our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $25.0 million of Company common stock. The Share Repurchase Program has no expiration date. Repurchases may occur from time to time in the open market, including through Rule 10b5-1 plans, or through privately negotiated transactions. The actual timing, price, and number of shares remaining to be repurchased under the Share Repurchase Program will depend on a number of factors, including constraints specified in any trading plan that has been adopted by the Company in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, price, and general business and market conditions. The repurchases made in the three months ended June 30, 2025 were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand. The Share Repurchase Program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. For information regarding our Share Repurchase Program, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Financial Resources.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

ATEA PHARMACEUTICALS, INC.

Date: August 7, 2025	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2025	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)