Form 10-Q
period 2025-09-30
Atea Pharmaceuticals, Inc.
filed 2025-11-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the registrant had 78,126,796 shares of common stock, $0.001 par value per share, outstanding.

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
•
our business strategy and review of strategic alternatives;
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

Drug development and commercialization involve a high degree of risk, and only a small number of research and development programs result in commercialization of a product. Preliminary and interim results from any trial and

i

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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$77,344	$64,696
Marketable securities	251,965	390,025
Prepaid expenses and other current assets	6,829	7,634
Total current assets	336,138	462,355
Property and equipment, net	561	873
Other assets	5,475	197
Operating lease right-of-use assets, net	789	1,243
Total assets	$342,963	$464,668
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,515	$4,458
Accrued expenses and other current liabilities	15,828	13,345
Current portion of operating lease liabilities	832	800
Total current liabilities	20,175	18,603
Operating lease liabilities	213	842
Income taxes payable	6,795	6,356
Total liabilities	27,183	25,801
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 78,126,796 and 84,463,059 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	78	84
Additional paid-in capital	793,166	802,770
Accumulated other comprehensive gain	238	233
Accumulated deficit	(477,702)	(364,220)
Total stockholders’ equity	315,780	438,867
Total liabilities and stockholders’ equity	$342,963	$464,668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses
Research and development	$38,347	$26,159	$100,206	$118,430
General and administrative	7,220	11,043	25,747	35,494
Total operating expenses	45,567	37,202	125,953	153,924
Loss from operations	(45,567)	(37,202)	(125,953)	(153,924)
Interest income and other, net	3,714	6,277	13,077	19,782
Loss before income taxes	(41,853)	(30,925)	(112,876)	(134,142)
Income tax expense	(196)	(226)	(606)	(700)
Net loss	$(42,049)	$(31,151)	$(113,482)	$(134,842)
Other comprehensive loss
Unrealized gain on available-for-sale investments	201	921	5	434
Comprehensive loss	$(41,848)	$(30,230)	$(113,477)	$(134,408)
Net loss per share — basic and diluted	$(0.53)	$(0.37)	$(1.37)	$(1.60)
Weighted-average number of common shares — basic and diluted	79,052,154	84,422,000	82,623,806	84,198,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units, net of employee tax obligations	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive income (loss)	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	85	809,373	118	(398,492)	411,084
Issuance of common stock upon vesting of restricted stock units	177,600	1	(1)	—	—	—
Repurchase of common stock	(4,619,597)	(5)	(14,088)	—	—	(14,093)
Stock-based compensation expense	—	—	4,667	—	—	4,667
Other comprehensive income (loss)	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(37,161)	(37,161)
Balance—June 30, 2025	81,137,478	81	799,951	37	(435,653)	364,416
Issuance of common stock under employee stock purchase plan	26,138	—	63	—	—	63
Issuance of common stock for exercise of stock options	17,375	—	58	—	—	58
Repurchase of common stock	(3,054,195)	(3)	(11,423)	—	—	(11,426)
Stock-based compensation expense	—	—	4,517	—	—	4,517
Other comprehensive income (loss)	—	—	—	201	—	201
Net loss	—	—	—	—	(42,049)	(42,049)
Balance—September 30, 2025	78,126,796	$78	$793,166	$238	$(477,702)	$315,780

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance of common stock upon vesting of restricted stock units	729,032	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	58,555	—	150	—	—	150
Stock-based compensation expense	—	—	12,586	—	—	12,586
Other comprehensive income (loss)	—	—	—	(388)	—	(388)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance—March 31, 2024	84,223,100	84	763,472	(181)	(259,004)	504,371
Issuance of common stock upon vesting of restricted stock units	198,900	—	—	—	—	—
Stock-based compensation expense	—	—	12,720	—	—	12,720
Other comprehensive income (loss)	—	—	—	(99)	—	(99)
Net loss	—	—	—	—	(40,522)	(40,522)
Balance—June 30, 2024	84,422,000	84	776,192	(280)	(299,526)	476,470
Issuance of common stock upon vesting of restricted stock units	41,059	—	117	—	—	117
Stock-based compensation expense	—	—	12,164	—	—	12,164
Other comprehensive income (loss)	—	—	—	921	—	921
Net loss	—	—	—	—	(31,151)	(31,151)
Balance—September 30, 2024	84,463,059	$84	$788,473	$641	$(330,677)	$458,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(113,482)	$(134,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	16,135	37,470
Depreciation and amortization expense	312	312
Accretion of premium and discounts on marketable securities	(4,136)	(9,108)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	805	8,256
Other assets	(5,278)	(287)
Accounts payable	(943)	1,533
Accrued expenses and other liabilities	2,922	(8,306)
Operating lease liabilities	(143)	(130)
Net cash used in operating activities	(103,808)	(105,102)
Cash flows from investing activities
Purchases of marketable securities	(238,148)	(402,702)
Sales and maturities of marketable securities	380,349	462,177
Net cash provided by investing activities	142,201	59,475
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	201	267
Proceeds from issuance of common stock upon exercise of stock options	58	—
Repurchase of common stock	(25,519)	—
Issuance of restricted stock units	(485)	—
Net cash (used in) provided by financing activities	(25,745)	267
Net increase in cash and cash equivalents	12,648	(45,360)
Cash and cash equivalents at the beginning of period	64,696	143,823
Cash and cash equivalents at the end of period	$77,344	$98,463

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $329.3 million in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these condensed consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2025, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to clinical-stage biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and healthcare providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is currently dependent on third-party service providers for the conduct of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including most notably the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2025, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, or any other interim period.

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

3. Marketable Securities

				As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$83,982	$80	$—	$84,062
US Government agency securities	2,984	1	—	2,985
Asset-backed securities	40,693	69	(2)	40,760
Commercial paper	3,957	1	—	3,958
Corporate bonds	120,111	94	(5)	120,200
Total	$251,727	$245	$(7)	$251,965

				As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$108,967	$69	$—	$109,036
US Government agency securities	25,083	19	(8)	25,094
Asset-backed securities	60,002	77	(8)	60,071
Commercial paper	21,850	7	—	21,857
Corporate bonds	173,890	125	(48)	173,967
Total	$389,792	$297	$(64)	$390,025

As of September 30, 2025 and December 31, 2024, the Company held 11 and 21 securities, respectively, that were in an unrealized loss position of $7 and $64, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, none of the securities had remaining maturities longer than one year.

The Company received proceeds of $380,349 and $462,177 from sales and maturities of marketable securities during the nine months ended September 30, 2025 and 2024.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$76,341	$—	$—	$76,341
Marketable Securities
US Treasury obligations	—	84,062	—	84,062
US Government agency securities	—	2,985	—	2,985
Asset-backed securities	—	40,760	—	40,760
Commercial paper	—	3,958	—	3,958
Corporate bonds	—	120,200	—	120,200
Total	$76,341	$251,965	$—	$328,306

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,984	$—	$—	$60,984
Marketable Securities
US Treasury obligations	—	109,036	—	109,036
US Government agency securities	—	25,094	—	25,094
Asset-backed securities	—	60,071	—	60,071
Commercial paper	—	21,857	—	21,857
Corporate bonds	—	173,967	—	173,967
Total	$60,984	$390,025	$—	$451,009

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include US treasury obligations, US government agency securities, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in an active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the nine months ended September 30, 2025.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2025	December 31, 2024
Research and development, including manufacturing and clinical expenditures	$10,288	$6,940
Payroll and payroll related	4,888	5,904
Professional fees and other	652	501
Total accrued expenses and other current liabilities	$15,828	$13,345

6. Common Stock

As of September 30, 2025, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 78,126,796 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

In April 2025, the board of directors authorized the Company to repurchase an aggregate amount of $25,000 of Common Stock. During the three months ended September 30, 2025, the Company repurchased 3,054,195 shares of Common Stock for an aggregate price of $11,426 (including transaction costs and excise taxes), utilizing all of the remaining authorization under the share repurchase program. All repurchased shares of Common Stock were retired immediately upon receipt and returned to authorized and unissued status. Repurchased Common Stock is reflected as a reduction of stockholders’ equity. The excess of cost over par value was charged to additional paid-in capital.

7. Stock-based Compensation

In October 2020, the Company’s shareholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is also subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2024, the shares available under the 2020 Plan were increased by 16,622,139 shares since the inception of the 2020 Plan. In January 2025, the shares of the Common Stock available under the 2020 Plan were increased by 4,223,152 shares. As of September 30, 2025, 5,085,914 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2025	20,166,069	$13.51	6.6	$6,095
Granted	3,386,028	$3.09
Exercised	(17,375)	$3.36
Cancelled	(691,762)	$7.08
Outstanding at September 30, 2025	22,842,960	$12.17	6.2	$4,583
Vested and expected to vest at September 30, 2025	22,842,960	$12.17	6.2	$4,583
Vested and exercisable at September 30, 2025	17,149,844	$14.92	5.4	$4,583

During the nine months ended September 30, 2025, the Company granted 3,386,028 stock options with an aggregate grant date fair value of $7,433.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option awards granted to employees generally vest over a service period of four years and option awards for option awards granted to members of the board of directors generally vest over a service period of one or three years. All options have a contractual term of ten years. As of September 30, 2025, total unrecognized compensation expense related to stock option awards was $15,918, which is being recognized over a remaining weighted average period of 2.2 years.

Restricted Stock Units

During the nine months ended September 30, 2025, the Company granted 1,091,064 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $3,372.

The restricted stock unit awards granted to employees vest in three annual installments. The restricted stock unit awards granted to directors vest in one annual installment. Below is the activity related to restricted stock units for the nine months ended September 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,523,052	$4.42
Granted	1,091,064	$3.09
Released	(1,216,965)	$4.43
Cancelled	(150,087)	$4.03
Unvested at September 30, 2025	2,247,064	$3.79

As of September 30, 2025, total unrecognized compensation expense related to restricted stock units was $5,031, which is being recognized over a remaining weighted average period of 1.4 years.

Performance-based Restricted Stock Units

During the year ended December 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which resulted in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% will vest on January 31, 2026 subject to continued employment. The Company recorded compensation expense of $81 and $0 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded compensation expense of $278 and $0 for the nine months ended September 30, 2025 and 2024, respectively. Expense is being recognized through January 31, 2026 for the 2022 PSUs that may vest on that date.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2025, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the 2024 PSU grant date value. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $278 and $185 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded compensation expense of $823 and $488 for the nine months ended September 30, 2025 and 2024, respectively.

During the nine months ended September 30, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2025, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded no compensation expense for the three and nine months ended September 30, 2025.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,782,870	$5.37
Granted	1,045,600	$3.06
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at June 30, 2025	2,465,985	$4.13

As of September 30, 2025, total unrecognized compensation expense related to performance-based restricted stock units was $1,579, which is being recognized over weighted average period of 1.6 years.

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

The Company issued 26,138 and 41,059 shares for proceeds of $63 and $117 during the three months ended September 30, 2025 and 2024, respectively. The Company issued 80,434 and 99,614 shares for proceeds of $201 and $267 during the nine months ended September 30, 2025 and 2024, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	$2,752	$10,612	$10,825	$32,884
Restricted stock units	1,394	1,356	4,165	4,018
Performance-based restricted stock units	359	185	1,101	488
Employee stock purchase plan	12	11	44	80
Total stock-based compensation expense	$4,517	$12,164	$16,135	$37,470

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense	$2,259	$5,815	$8,118	$17,869
General and administrative expense	2,258	6,349	8,017	19,601
Total stock-based compensation expense	$4,517	$12,164	$16,135	$37,470

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(42,049)	$(31,151)	$(113,482)	$(134,842)
Weighted-average common shares outstanding — basic and diluted	79,052,154	84,422,000	82,623,806	84,198,117
Net loss per share — basic and diluted	$(0.53)	$(0.37)	$(1.37)	$(1.60)

The following shares were excluded from the computation of the net loss per share for the three and nine months ended September 30, 2025 and 2024, respectively, due to the net loss during the respective period as their effect is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	22,842,960	20,166,069	22,842,960	20,166,069
Restricted stock units	2,247,064	2,523,052	2,247,064	2,523,052
Performance-based restricted stock units	2,465,985	1,782,870	2,465,985	1,782,870
Employee stock purchase plan	—	—	—	—

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

The following assets and liabilities are recorded on the Company’s condensed consolidated balance sheet as of September 30, 2025.

As of September 30,
2025
Right-of-use asset	$789
Current lease liability	832
Non-current lease liability	213

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of September 30, 2025 were as follows.

As of September 30,
2025
Remainder of 2025	$209
2026	855
Total lease payments	1,064
Less amount representing implied interest	19
Total lease liability	$1,045
Current portion of operating lease liabilities	$832
Non-current portion of operating lease liabilities	$213

For each of the three and nine months ended September 30, 2025 and 2024, the Company recorded operating lease costs of $162 and $485, respectively, relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $196 and $226 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded income tax expense of $606 and $700 for the nine months ended September 30, 2025 and 2024, respectively.

The Company maintained a full valuation allowance through September 30, 2025 due to uncertainty regarding its ability to utilize deferred tax assets.

On July 4, 2025, the US enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to US income tax laws. Provisions in the law impacting corporate tax matters include the restoration of 100% bonus depreciation, potential immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modifications to the US’s international tax framework, and expanded Section 162(m) aggregation requirements. The impact of these changes is not expected to have a material effect on the Company’s future results of operations.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended September 30, 2025 and 2024, the Company recognized expense of $75 and $149, respectively, relating to matching contributions to the 401(k) Plan. During the nine months ended September 30, 2025 and 2024, the Company recognized expense of $530 and $711, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 and $81 for each of the three and nine months ended September 30, 2025 and 2024.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during any of the three and nine months ended September 30, 2025 and 2024.

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

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2025 and December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $329,309 and $454,721, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expense (1)
COVID-19 external costs (2)	$113	$5,866	$1,269	$56,214
HCV external costs (2)	30,225	8,578	72,094	25,032
Early stage discovery external costs (2)	776	382	1,372	795
Compensation and related expenses	4,094	4,467	14,550	15,488
Consulting and professional fees	435	590	1,522	1,685
Other research and development expenses	445	461	1,281	1,347
Total research and development expense	36,088	20,344	92,088	100,561
General and administrative (3)
Compensation and related expenses	2,070	1,993	6,960	6,988
Consulting and professional fees	2,573	2,273	9,697	7,568
Other general and administrative	319	428	1,073	1,337
Total general and administrative	4,962	4,694	17,730	15,893
Stock based compensation	4,517	12,164	16,135	37,470
Other segment items (4)	(3,518)	(6,051)	(12,471)	(19,082)
Net loss	(42,049)	$(31,151)	$(113,482)	$(134,842)

(1)Research and development expense for the three months ended September 30, 2025 and 2024 excludes stock based compensation of $2,259 and $5,815, respectively. Research and development expense for the nine months ended September 30, 2025 and 2024 excludes stock based compensation of $8,118 and $17,869, respectively.

(2)External costs consist primarily of costs associated with preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended September 30, 2025 and 2024 excludes stock based compensation of $2,258 and $6,349, respectively. General and administrative expense for the nine months ended September 30, 2025 and 2024 excludes stock based compensation of $8,017 and $19,601, respectively.

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

HEV and Other RNA Virus Infections

Separately, we are engaged in efforts to discover product candidates for the treatment of other diseases resulting from infection with single stranded RNA viruses. Currently, we are focusing these efforts on the discovery of a product candidate for the treatment of hepatitis E virus (“HEV”) infection.

HEV is a positive-sense, single-stranded RNA virus that primarily infects liver cells. Transmitted via the fecal-oral route, waterborne transmission of HEV genotypes 1 and 2 causes acute epidemics in developing countries, while foodborne transmission of HEV genotypes 3 (“GT-3”) and 4 (“GT-4”) causes chronic infection in immunocompromised people in developed countries. According to the World Health Organization (“WHO”), there are an estimated 20 million new HEV infections annually, resulting in an estimated 3 million symptomatic cases and an estimated 70,000 HEV-related deaths. While HEV infection is self-limiting in certain patient populations, other patient populations, particularly those with compromised immunity, including solid organ transplant recipients, hematopoietic stem cell transplant recipients, patients with hematologic malignancies and patients with pre-existing liver disease, are at risk of rapid progression to cirrhosis. Despite the growing number of patients in high-risk populations in the US and European Union, there is currently no approved antiviral therapy available for the treatment of HEV. The treatment currently used is indicated for the treatment of other viruses and poses challenges including safety concerns and limited HEV efficacy. We expect our initial clinical efforts will focus on developing a product candidate for the potential treatment of immunocompromised patients with HEV GT-3 and GT-4 infections.

Additionally, we are engaged in efforts to screen compounds which are a part of our compound library to assess antiviral activity against other RNA viral infections. Each of these efforts are at early stages and no clinical candidates have yet to be nominated.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $329.3 million in cash, cash equivalents and marketable securities at September 30, 2025.

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

The Company continues to focus on options to maximize stockholder value.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

In April 2025, our Board of Directors (“Board”) authorized the repurchase of up to $25.0 million of our common stock (“Share Repurchase Program). The repurchase of shares under the Share Repurchase Program has been completed. Under the Share Repurchase Program, we repurchased an aggregate of 7,673,793 shares of common stock through open market and privately negotiated transactions, including 3,054,195 shares purchased during the three months ended September 30, 2025. The aggregate price of the shares repurchased during such three month period was $11.4 million (including transaction costs and excise taxes). All repurchased shares were retired immediately upon receipt and returned to authorized and unissued status.

Given that the Company believes the HCV Phase 3 clinical development results will drive stockholder value and catalyze business development discussions, the Company has concluded its formal engagement with Evercore LLC, a global independent investment bank. We remain open to consideration of all opportunities to drive stockholder value including strategic transactions.

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

Financial Operations Overview

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $329.3 million. Net cash used in operating activities was $103.8 million for the nine months ended September 30, 2025. In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15 million through 2027. As noted above, in April 2025, our Board authorized the Share Repurchase Program. This authorization reflects our commitment to return capital to our stockholders while maintaining the capacity to complete our Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Based on our current plans, we anticipate our existing financial resources, will allow us to advance our current and planned clinical programs to and through key inflection points including the completion of clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

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
•
continue discovery and IND-enabling activities to identify other potential product candidates for the treatment of diseases caused by hepatitis E and other single stranded RNA viruses;
•
initiate clinical development of product candidates for the treatment of respiratory and other diseases resulting from infection with single stranded RNA viruses;
•
complete non-clinical NDA enabling activities, including those associated with the manufacture of the regimen of bemnifosbuvir and ruzasvir in fixed dose combination tablets;
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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
COVID-19 external costs	$113	$5,866	$1,269	$56,214
HCV external costs	30,225	8,578	72,094	25,032
Dengue external costs	—	12	—	34
Early stage discovery external costs	776	382	1,372	795
Internal research and development costs	7,233	11,321	25,471	36,355
Total research and development costs	$38,347	$26,159	$100,206	$118,430

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

On July 4, 2025, the US enacted the budget reconciliation bill H.R. 1 into law, which included significant changes to US income tax laws. Provisions in the law impacting corporate tax matters include the restoration of 100% bonus depreciation, potential for immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, modifications to the US’s international tax framework, and expanded Section 162(m) aggregation requirements. The impact of these changes is not expected to have a material effect on our future results of operations.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$38,347	$26,159	$12,188
General and administrative	7,220	11,043	(3,823)
Total operating expenses	45,567	37,202	8,365
Loss from operations	(45,567)	(37,202)	(8,365)
Interest income and other, net	3,714	6,277	(2,563)
Loss before income taxes	(41,853)	(30,925)	(10,928)
Income tax expense	(196)	(226)	30
Net loss	$(42,049)	$(31,151)	$(10,898)

Research and Development Expenses

Research and development expenses increased by $12.2 million from $26.2 million for the three months ended September 30, 2024 to $38.3 million for the three months ended September 30, 2025. The net increase was primarily driven by increased external spend related principally for our HCV Phase 3 clinical development program partially offset by substantially lower COVID-19 external spend as a result of our COVID-19 Phase 3 SUNRISE-3 clinical trial being completed in 2024 together with lower internal research and development expenses primarily related to a decrease in stock-based compensation and payroll related expenses in the three months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $3.8 million from $11.0 million for the three months ended September 30, 2024 to $7.2 million for the three months ended September 30, 2025. The net decrease was primarily related to lower stock-based compensation expense.

Interest Income and Other, Net

Interest income and other, net, decreased by $2.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.2 million for the three months ended September 30, 2025 and 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$100,206	$118,430	$(18,224)
General and administrative	25,747	35,494	(9,747)
Total operating expenses	125,953	153,924	(27,971)
Loss from operations	(125,953)	(153,924)	27,971
Interest income and other, net	13,077	19,782	(6,705)
Loss before income taxes	(112,876)	(134,142)	21,266
Income tax expense	(606)	(700)	94
Net loss and comprehensive loss	$(113,482)	$(134,842)	$21,360

Research and Development Expenses

Research and development expenses decreased by $18.2 million from $118.4 million for the nine months ended September 30, 2024 to $100.2 million for the nine months ended September 30, 2025. The net decrease was primarily driven by lower external spend as our COVID-19 Phase 3 SUNRISE-3 clinical trial was completed in 2024. The decrease was partially offset by an increase in external spend for our HCV Phase 3 clinical development including the purchase of comparator drug and expense related to the Merck milestone. Additionally, lower internal research and development expenses were primarily related to a decrease in stock-based compensation and payroll related expense in the nine months ended September 30, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $9.7 million from $35.5 million for the nine months ended September 30, 2024 to $25.7 million for the nine months ended September 30, 2025. The net decrease was primarily related to lower stock-based compensation expense, partially offset by increased professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $6.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2025, we had cash, cash equivalents and marketable securities of $329.3 million. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027, including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our common stock (“Common Stock”) for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2025, no shares have been issued under the Sales

Agreement. Any shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

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
•
whether we identify any strategic alternatives;
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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in):
Operating activities	$(103,808)	$(105,102)
Investing activities	142,201	59,475
Financing activities	(25,745)	267
Net increase (decrease) in cash and cash equivalents	$12,648	$(45,360)

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $103.8 million. Cash used in operating activities was primarily due to a net loss of $113.5 million, accretion of premium and discounts on marketable securities of $4.1 million, increase in prepaid expenses and other current assets of $4.5 million.

partially offset by stock-based compensation of $16.1 million and an increase in accounts payable and accrued expenses of $2.0 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2025 was $142.2 million and consisted of sales and maturities of marketable securities of $380.3 million partially offset by purchases of marketable securities of $238.1 million.

Net cash provided by investing activities for the nine months ended September 30, 2024 was $59.5 million and consisted of sales and maturities of marketable securities of $462.2 million offset by purchases of marketable securities of $402.7 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2025 was $25.7 million and consisted of stock repurchases of $25.5 million (including transaction costs and excise taxes) and net issuance of restricted stock units of $0.5 million, partially offset by $0.3 million in proceeds from the issuance of our common stock under our Employee Stock Purchase Plan (“ESPP”) and upon exercises of stock options.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $0.3 million and consisted of proceeds from the issuance of our common stock under our ESPP.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three and nine months ended September 30, 2025 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $329.3 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, asset backed securities, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As we continue to build our business, including completing Phase 3 clinical trials and preparing and potentially submitting applications seeking marketing approval for our HCV product candidate, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results included in this report or reports for any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2025 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the nine months ended September 30, 2025 and for the year ended December 31, 2024, our operating expenses were $126.0 million and $193.0 million, respectively. As of September 30, 2025, we had an accumulated deficit of $477.7 million.

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

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the US or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from in vitro and in vivo laboratory experiments and animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials.

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
•
hire additional staff, including clinical, scientific, technical, regulatory, operational, financial, commercial and support personnel, to execute our business plan and support our product candidate discovery, development and potential future commercialization efforts;
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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly the late stage development of the regimen of bemnifosbuvir and ruzasvir. Also, we anticipate that we may incur substantial expenses in connection with the discovery, license or other acquisition and potential development of other product candidates, if any, and, if we successfully develop one or more product candidates, in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize any products for which we may obtain regulatory approval. Additionally, in April 2025, our Board authorized the utilization of up to $25.0 million of cash to repurchase our common stock (“Share Repurchase Program”). As of September 30, 2025, we have completed the Share Repurchase Program expending the total authorized amount of $25 million, net of transaction costs and excise taxes. Under the Share Repurchase Program, we repurchased, retired and returned to authorized but unissued status 7,673,792 shares of common stock.

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
•
the timing of and costs associated with discovery, license or acquisition of a product candidate for the treatment of other diseases resulting from infection with single stranded RNA viruses;
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
•
the costs, timing and changes in pharmaceutical pricing and reimbursement infrastructure resulting from, among other things, the enactment of the Inflation Reduction Act (“IRA”) and other legislation, regulations, executive orders and other initiatives and policies that may be subsequently enacted;
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

In the future, we may enter into strategic collaborations or other transactions. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from the currently ongoing HCV Phase 3 clinical program. There is no assurance we will conclude any specific transaction or outcome. If we do identify suitable collaboration candidates or strategic partners, we may not be able to complete such collaborations or other strategic transactions timely or on favorable terms, or at all. Any collaborations or other strategic transactions may not strengthen our competitive position, and these transactions may be viewed negatively by stock research analysts or investors, and we may never realize the anticipated benefits of such transactions. We may decide to issue our common stock or other equity securities to a strategic partner or collaborator which would reduce the percentage ownership of our existing stockholders. In addition, we may not be able to successfully integrate with any collaborator or strategic partner in an effective, timely and non-disruptive manner. Collaborations or other strategic transactions may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and cash equivalents available for operations and other uses. We cannot predict the number, timing or size of future collaborations or strategic partnerships or the effect that any such transactions might have on our operating results.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $113.5 million for the nine months ended September 30, 2025. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV product candidate and future product candidates, if any, will require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, with very limited exception for certain EU countries and certain clinical trials, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“EU Clinical Trials Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of January 31, 2025, with very limited exception for certain EU countries and certain clinical trials, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. As a result, the CTAs we have submitted in connection with the conduct of our HCV Phase 3 clinical trial in the EU were prepared in compliance with the CTR requirements. We have limited experience submitting applications under the CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

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

If the FDA or similar foreign regulatory authorities do not approve the combination agents or revoke the approval thereof, or if safety, efficacy, manufacturing, or supply issues arise with the drugs we choose to evaluate in combination with our product candidates, we may be unable to obtain approval of or market our product candidates for combination therapy regimens.

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

Enrollment of patients and timely completion of our clinical trials depends on many factors, including but not limited to:

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

The FDA has broad discretion whether or not to grant Fast Track designation to any particular product candidate. As a result, we may seek such Fast Track designation for our product candidates, but cannot assure you that the FDA would decide to grant it. Even if a Fast Track designation has been received, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. Many product candidates that have received Fast Track designation have nevertheless failed to obtain approval.

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

Part of our strategy involves identifying novel product candidates. For example, we are currently engaged in internal efforts to identify product candidates for the treatment of hepatitis E viral infection and other diseases resulting from infection with single stranded RNA viruses.

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

The process of obtaining marketing approvals, both in the US and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission's proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions have yet to be agreed and adopted by the European Parliament and European Council and the proposal may therefore be substantially revised before adoption, which is not anticipated before 2026. The revisions may however have a significant impact on the pharmaceutical industry and our business in the long term.

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, currently and in recent prior years, the US government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, government efficiency initiatives, including initiatives and programs recently undertaken in the US, have resulted in a number of employees leaving the FDA which may impact the ability of the agency to timely complete critical activities associated with our HCV development review and process our regulatory submissions.

If a prolonged government shutdown occurs, or funding shortages, staffing limitations, or global health concerns similar to the COVID—19 pandemic prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of data from completed, ongoing or planned preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and the cost of such further product candidate development could be increased.

If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information and significant regulatory penalties, and such an event could disrupt our operations, damage our reputation and cause a loss of confidence in us and our ability to conduct clinical trials, which could adversely affect our reputation and delay and increase the cost of our clinical development of our product candidates. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

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

Moreover, payment methodologies may be subject to other changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as outcomes-based reimbursement. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several US executive orders and other executive branch initiatives, Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

Additionally, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, with their negotiated prices to become effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program. HHS has issued and will continue to issue guidance implementing the IRA, although the program is currently subject to legal challenges. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The US Presidential administration has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price of drugs in the US to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. In addition, the administration is pursuing traditional regulatory pathways to impose drug pricing policies, although proposed regulations have not yet been published. These policies may have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate we commercialize. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in the US Congress and among policymakers, and it is possible that the US Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

•
impose restrictions on our operations, including closing our CMO’s facilities; or
•
seize or detain products, or require a product recall.

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

Our operations abroad, including the clinical trials we conduct outside the US, may also be subject to scrutiny or attention from data protection authorities. For example, the EU General Data Protection Regulation ("GDPR") went into effect in May 2018, and imposes strict requirements for processing the personal data of individuals within the EEA or in the context of our activities in the EEA. The GDPR and related implementing laws in individual EU member states govern the collection and use of health data and other personal data in the EU including the personal data processed by companies outside the EU in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior (including in the context of clinical trials). We and other companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to the foregoing, a breach of the GDPR could result in regulatory investigations, reputational damage, orders to cease / change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We and other companies may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

We, our CROs and third-party service providers receive and maintain sensitive information, including health-related information, that we receive throughout the clinical trial process and in the course of our research collaborations. As such, we may also be subject to state laws, requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Our clinical trial programs and other activities outside the US may implicate international data protection laws, including the UK GDPR, GDPR and legislation of the EU member states implementing it. In addition, the EU imposes obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access their personal data processed in the context of clinical trials.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs and biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy, shorter duration or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. Payors may deny or revoke the reimbursement status of a given product or establish prices for new or existing marketed products at levels that are too low to enable us to realize an appropriate return on our investment in our product candidates. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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

We expect to experience pricing pressures in connection with the sale of our product candidates due to the presence of approved, and in the case of HCV, authorized generic, products already in many marketplaces, the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional changes resulting from legislative actions, including the IRA and other governmental initiatives. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets. Currently, we anticipate to rely on third party collaborators for such foreign market commercialization. We are evaluating potential collaborations and opportunities for the commercialization of our product candidates in foreign markets but currently we do not have any collaboration agreements or arrangements in place. Neither we or any third party with which we may collaborate is permitted to market or promote any of our product candidates before regulatory approval of such product candidate is received from the applicable regulatory authority in that foreign market, and such regulatory approval for any of our product candidates may never result. To obtain regulatory approvals in countries outside the US, it will be necessary to comply with numerous and varying regulatory requirements of such countries regarding the safety and efficacy of our product candidates and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions. If we obtain approval of our product candidates and ultimately commercialize such product in foreign markets, we would be subject to additional risks and uncertainties, including but not limited to:

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
•
our ability, or the ability of our collaborators, to supply our products on a timely and large-scale basis in local markets;
•
longer lead times for shipping which may necessitate local manufacture of our products;
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

If any of our product candidates is approved for commercialization, we currently anticipate to selectively partner with third parties to market such product both within and outside the US. If we or a collaborator market a product outside the US, we expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

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

Risks Related to Manufacturing and our Dependence on Third Parties

We rely and expect to continue to rely on third parties for the manufacture of materials for our research programs, preclinical studies and clinical trials and, if approved, commercialization. We do not currently have long-term contracts with any of these parties. This reliance on third parties increases the risk that we will not have sufficient quantities of such materials or any product candidates that we may develop and, if approved, commercialize, or that such supply will not be available to us at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations and similar regulatory requirements for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the US. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA and other applicable regulatory authorities, they will not be able to secure and/or maintain authorization for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not authorize these facilities for the manufacture of our product candidates or if it withdraws any such authorization in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or, if approved, market our products. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

We do not have multiple sources of supply for all of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of our product candidates. If we obtain regulatory approval and seek to commercialize any approved product we will need to expand the number of manufacturers supplying components of such approved product.

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

We are dependent on third parties to conduct critical aspects of the Phase 3 and other clinical development activities for our HCV product candidate, the regimen of bemnifosbuvir and ruzasvir, and we expect to rely on third parties to conduct future clinical trials and preclinical studies for our other product candidates, if any. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process.

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

For example, in March 2021, fourteen years after its priority date, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire in mid-2028. On August 7, 2023, we filed a Post Grant Review Petition with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. In February 2024, the PTAB denied to exercise its discretion to institute the post grant proceeding. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. However, while we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a product candidate containing bemnifosbuvir to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

On October 22, 2024, seventeen years after its priority date, the USPTO issued US Pat. No. 12,121,529 (“ '529 patent) to Gilead Sciences with claims that again purport to cover bemnifosbuvir. We believe that the '529 patent will expire in March 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the '529 patent prior to commercialization of a bemnifosbuvir product candidate. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

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

For example, we note that Gilead Sciences obtained the US '361 patent sixteen years after its priority date that includes a Claim that purportedly covers bemnifosbuvir. We requested the PTAB Board to institute a post grant review of this patent and it declined to exercise its discretion to do so. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead files an infringement suit. While we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

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

The FTC has brought a number of lawsuits in federal court in the past few years to challenge Hatch-Waxman Act ANDA litigation settlements between innovator companies and generic companies as anti-competitive. As an example, the FTC has taken an aggressive position that anything of value is a payment, whether money is paid or not. Under its approach, if an innovator as part of a patent settlement agrees not to launch or delay launch of an authorized generic during the 180-day period granted to the first generic company to challenge an Orange Book -listed patent covering an innovator drug, or negotiates a delay in entry without payment, the FTC may consider it an unacceptable reverse payment. The pharmaceutical industry argues that such agreements are rational business decisions to dismiss risk and are immune from antitrust attack if the terms of the settlement are within the scope of the exclusionary potential of the patent. In 2013, the US Supreme Court, in a five-to-three decision in FTC v. Actavis, Inc., rejected both the pharmaceutical industry’s and FTC’s arguments with regard to so-called reverse payments, and held that whether a “reverse payment” settlement involving the exchange of consideration for a delay in entry is subject to an anticompetitive analysis depends on five considerations: (a) the potential for genuine adverse effects on competition; (b) the justification of payment; (c) the patentee’s ability to bring about anticompetitive harm; (d) whether the size of the payment is a workable surrogate for the patent’s weakness; and (e) that antitrust liability for large unjustified payments does not prevent litigating parties from settling their lawsuits, for example, by allowing the generic to enter the market before the patent expires without the patentee paying the generic. Furthermore, whether a reverse payment is justified depends upon its size, its scale in relation to the patentee’s anticipated future litigation costs, its independence from other services for which it might represent payment, as was the case in Actavis, and the lack of any other convincing justification. The Court held that reverse payment settlements can potentially violate antitrust laws and are subject to the standard antitrust rule-of-reason analysis, with the burden of proving that an agreement is unlawful on the FTC, leaving to lower courts the structuring of such rule of reason analysis. If we are faced with drug patent litigation, including Hatch-Waxman Act litigation with a generic company, we could be faced with such an FTC challenge based on that activity, including how or whether we settle the case, and even if we strongly disagree with the FTC’s position, we could face a significant expense or penalty.

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

On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenged the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511 described in our first patent family. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because HCV is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys, which is relevant to our COVID-19 indication. The Observations by anonymous third parties as well as our responses were placed in the file and available to be read and considered by any country examining our respective patent applications.

In December 2019, the US Patent Office issued a patent to us covering the composition of matter of bemnifosbuvir. Our composition of matter patent on bemnifosbuvir has also been granted in Europe, China, Japan, Korea, Australia, Brazil, Eurasia, Canada, Israel, New Zealand, South Africa, Russia and Mexico, and is pending in certain other countries and regions.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in United States, Europe, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Columbia and Mexico, and is also pending in certain other countries and regions.

On September 20, 2025, the US Patent Office allowed our patent application that covers our method for treating HCV using the combination of bemnifosbuvir and ruzasvir. The expected year of expiration for this patent family, if valid and enforceable, is 2042, without regard to adjustments of term that may be available in the US or other national laws. Similar applications are pending in other countries.

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

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenged our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February

2023, we responded to this Pre-Grant Opposition. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under), we received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. A hearing on the matter was held in April 2024. In June 2024, the Indian Patent Office issued a decision refusing the claims to bemnifosbuvir on the basis that a new salt of a known compound is not patentable under section 3(d) of the Indian Patent Act. This decision was not appealed. While we intend to vigorously defend our patent claims on AT-511 or a pharmaceutically acceptable salt thereof and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to the pending Pre-Grant Opposition and allow our patent claims to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under). In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or a pharmaceutically acceptable salt thereof or their use to treat HCV in India unless and until the Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive patents on AT-511, bemnifosbuvir or their use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if the patent issues, one or more Post-Grant Oppositions, challenging our patent rights in AT-511.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our cash needs through a combination of equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from our HCV Phase 3 clinical program.

In addition, even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations, our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments and engaging in certain merger, consolidation or asset sale transactions, among other restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes repurchases of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of a Publicly Announced Plan or Program	Maximum Value of Shares that May Yet be Repurchased Under the Plan or Program (1)

July 1 - 31	1,714,700	$3.69	1,714,700	$4,766
August 1 - 31	1,339,495	$3.56	1,339,495	$-
September 1 - 30	-	$-	-	$-
Total	3,054,195	$3.63	3,054,195	$-

(1) Excludes transaction costs and excise taxes.

On April 17, 2025, we publicly announced that our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $25.0 million of the Company’s common stock (“Common Stock”). As of September 30, 2025, we have completed the Share Repurchase Program.

Under the Share Repurchase Program, we repurchased a total of 7,673,792 shares of Common Stock, including 3,054,195 shares of Common Stock repurchased during the three months ended September 30, 2025. All repurchases were made in the open market through a trading plan that was adopted by the Company in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended or through privately negotiated transactions. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand. For information regarding our Share Repurchase Program, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Financial Resources.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

ATEA PHARMACEUTICALS, INC.

Date: November 12, 2025	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 12, 2025	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)