Form 10-K
period 2025-12-31
Atea Pharmaceuticals, Inc.
filed 2026-03-05
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the last reported sales price for the registrant’s common stock, par value $0.001 per share, on the Nasdaq Global Select Market on such date, was approximately $262.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2026 was 79,672,083.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

These forward-looking statements include, among other things, statements about:

•
our expectations relating to clinical trials for our hepatitis C virus (“HCV”) and hepatitis E virus ("HEV") product candidates and any other potential product candidates, including projected costs, study designs and the timing for initiation, recruitment, completion, and reporting interim, top-line and final results;
•
the potential therapeutic benefit of our HCV and HEV product candidates and market opportunities therefor;
•
the safety profile and related adverse events of our HCV and HEV product candidates;
•
our plans to research, develop and commercialize our current and future product candidates;
•
the potential benefits of any future collaboration we may enter into;
•
the timing of and our ability to apply for, and if successful, obtain and maintain regulatory approvals for our product candidates;
•
the expected size of the commercial market for our HCV and HEV product candidates and any other product candidate for which we may receive marketing approval;
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

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

TRADEMARKS, TRADENAMES AND SERVICE MARKS

This Annual Report on Form 10-K may include trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Annual Report on Form 10-K may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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
•
Our business is highly dependent on the success of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV infection. If we fail to successfully develop this product candidate or we are unable to obtain regulatory approval or successfully commercialize this or any other product candidates, or are significantly delayed in doing so, our business will be harmed.
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
•
We currently conduct, and may in the future, conduct clinical trials of our product candidates in sites outside the United States (“US”). The FDA may not accept data from trials conducted in foreign locations.
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

v

PART I

Item 1. Business.

Overview

We are a late-stage clinical biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biochemistry and virology to discover, develop and commercialize novel, orally administered antivirals to treat serious viral diseases. Our current product candidate pipeline includes the regimen of bemnifosbuvir and ruzasvir which we believe has the potential to improve the current standard of care (“SOC”) for the treatment of patients with hepatitis C virus (“HCV”) infection and AT-587 which we believe has the potential to be the first direct-acting antiviral (“DAA”) for the treatment of patients, particularly immunocompromised patients, with chronic hepatitis E virus (“HEV”) infection.

HCV - Our Goal and our Program

The objective of our HCV development program is to improve upon the current SOC by offering bemnifosbuvir and ruzasvir as a differentiated pan-genotypic protease inhibitor-free, short-duration regimen for patients infected with HCV, if successfully developed and approved. We believe that a novel treatment regimen that can be easily prescribed will benefit today’s HCV population, which is predominately young (20-49 years old) and non-cirrhotic, and it would be a significant improvement to the current SOC.

Presently, there are no short-course (i.e., 8 week) nucleotide inhibitor-based, pan-genotypic HCV treatment regimens. Clinical and nonclinical results from studies conducted to date, including a global Phase 2 clinical trial which enrolled 275 HCV infected patients, have shown that the regimen of bemnifosbuvir and ruzasvir has high potency and has been well tolerated. These studies have also shown that the regimen has a low risk for drug-drug interactions (“DDIs”) with many commonly prescribed medications including proton pump inhibitors and offers the convenience of being able to be taken with or without food. This is a profile that we believe will offer a significant improvement to the current SOC, if approved.

The global HCV Phase 3 program we are conducting consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the US and Canada, and C-FORWARD which has clinical trial sites in countries outside of North America. In these Phase 3 trials we are comparing our regimen of bemnifosbuvir and ruzasvir to an active comparator, the regimen of sofosbuvir and velpatasvir, in patients with chronic HCV infection. We are conducting the Phase 3 program in geographically diverse regions in order to enroll patients with a broad array of HCV genotypes (“GT”).

C-BEYOND is fully enrolled with over 880 patients, and we expect to report topline results mid-2026. We are actively progressing enrollment of an additional 880 patients in C-FORWARD and expect to report topline results from C-FORWARD at year-end 2026. Pending successful results from these Phase 3 clinical trials, we are targeting submission to US Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval in March 2027.

We are executing a focused chemistry, manufacturing and controls (“CMC”) strategy to provide fixed dose combination (“FDC”) tablets for the completion of the Phase 3 program and to prepare us for potential launch with commercial supply sufficient for projected initial sales if the regimen of bemnifosbuvir and ruzasvir is approved for marketing.

Given the large number of patients currently infected with HCV, which is reported by the US Centers for Disease Control and Prevention to be as many as four million persons in the US, and the incidence of newly reported chronic infections continuing to outpace rates of treatment, we expect that a substantial global market will exist for the foreseeable future. In 2025, global net sales of branded HCV therapeutics known in the US as Epclusa® (including the authorized generic copy of Epclusa) and Mavyret® exceeded $2.5 billion with the US accounting for approximately 50% of these sales.

HEV – Our Goal and Our Program

We are developing AT-587 for the treatment of chronic HEV infection in immunocompromised patients. In this high-risk patient population, infection with HEV can rapidly progress to cirrhosis and other serious complications.

There are no DAAs currently available for the treatment of HEV. The most frequent interventions include reduction of immunosuppressive agents which, in solid organ transplant recipients, increases risk of transplant rejection, or off-label treatment with ribavirin which is indicated for treatment of other viruses but hindered by serious adverse events (“SAEs”) and limited HEV efficacy. The severity of disease in high-risk patients combined with the lack of approved HEV therapies is a substantial unmet medical need which we believe can be addressed if AT-587 is successfully developed.

AT-587 has demonstrated potent nanomolar antiviral activity against HEV in vitro. In single-dose in vivo nonclinical pharmacokinetic (“PK”) studies, high plasma concentrations of the surrogate to the active intracellular triphosphate metabolite were observed in all animal species tested. Results from in vitro toxicology, pharmacology and drug metabolism and pharmacokinetic (“DMPK”) studies indicate the potential for a favorable clinical profile for AT-587. Additional Investigational New Drug Application/Clinical Trial Application (“IND/CTA”) enabling studies are ongoing. Currently, we anticipate initiating clinical development of AT-587 with a first-in-human Phase 1 study in mid-2026.

We believe that developing a treatment for HEV, particularly a product candidate derived from our proprietary platform, is a potentially important and advantageous strategic expansion of our antiviral pipeline. If both product candidates are successfully developed and approved, we will have a hepatology portfolio that we anticipate will improve upon the current SOC for HCV and introduce the first DAA for HEV.

Our Technology Platform and Nucleos(t)ides Role in Antiviral Therapy

Leveraging our deep understanding of virology, medicinal chemistry and antiviral drug development, we have built a proprietary platform of nucleosides and nucleotides (together “nucleos(t)ides”) to develop novel product candidates to treat single stranded ribonucleic acid (“ssRNA”) viruses, which are a prevalent cause of serious viral diseases. Bemnifosbuvir and AT-587 have been derived from this platform.

Over the last 40 years, nucleos(t)ide analogs have been developed to mimic naturally occurring nucleic acids and disrupt viral replication and they are the foundation of many currently commercialized DAAs used to treat serious viral infections, including human immunodeficiency virus (“HIV”), hepatitis B virus (“HBV”), and HCV.

By leveraging this proven foundational modality, together with our virology, medicinal chemistry and antiviral drug development experience and expertise, we continue to expand and position our platform to generate next‑generation nucleos(t)ide antivirals with broad applicability across high‑burden ssRNA viruses.

Our Team

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

We have relied on that expertise to:

•
discover bemnifosbuvir, the investigational, novel, double prodrug nucleotide analog, which we are developing in combination with ruzasvir for the treatment of HCV;

•
identify and in-license ruzasvir, the investigational NS5A inhibitor, which we are evaluating in combination with bemnifosbuvir for the treatment of HCV; and
•
discover AT-587, the investigational, novel double prodrug nucleotide analog, which we are developing for the treatment of HEV.

We are also relying on this expertise as we expand and leverage our proprietary nucleos(t)ide platform in our efforts to discover and develop other innovative product candidates for the treatment of serious viral diseases for which no DAAs are approved or for which the SOC may be significantly improved.

Our Product Pipeline

The chart below depicts key information regarding the development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV and the development of AT-587 for the treatment of HEV, including development status and anticipated milestone events.

Antiviral Therapy

Background on viruses and infection

Viruses are cellular parasites that lack the machinery needed to survive and replicate independently. They rely on a host cell’s replication systems to reproduce. Unlike living organisms, such as humans, which universally use DNA as their genetic material, viruses may use either DNA or RNA. Approximately 70% of known viruses are RNA viruses. These can be further classified as ssRNA or double-stranded RNA viruses depending on the type of RNA that constitutes their genome. HCV and HEV are ssRNA viruses.

Infection begins when a virus binds to a specific receptor on the host cell membrane through attachment proteins. Once inside the host cell, RNA viruses use their RNA as a template to produce both new genomic RNA and viral messenger RNA (“mRNA”). These mRNAs then encode nonstructural proteins responsible for viral replication and transcription, as well as structural proteins needed to assemble and secrete new virions. These newly formed virus particles then exit the host cell via a secretion process and continue the infection cycle.

Viral polymerase as an antiviral target

Viral polymerases are essential, highly conserved enzymes upon which viruses rely to replicate their genomes, making them one of the most validated and strategically attractive antiviral targets. RNA-dependent RNA polymerase (“RdRp”) is used for replication by all ssRNA viruses. Because human cells lack RdRp, inhibitors can selectively block viral replication with reduced toxicity and lower risk of resistance. Advances in technology have enabled intensive structural and functional studies of viral RNA polymerases and have opened avenues for the development of new and more effective antiviral therapies.

Viral resistance and variants

Viral resistance remains a major challenge for DAAs, driven by the ability of viruses, especially RNA viruses, which lack proofreading abilities, to mutate at up to six orders of magnitude higher than human cells. These rapid genetic changes can reduce susceptibility to existing therapies and lead to the continual emergence of new viral variants with distinct genetic profiles. Such variants may differ in transmissibility or virulence and, in some cases, cause more severe disease. Importantly, these mutations can also diminish the effectiveness of vaccines and therapeutics, underscoring the need for antiviral therapeutics that maintain potency despite ongoing viral evolution.

Nucleos(t)ide analogs and prodrugs

Naturally occurring nucleic acids – DNA and RNA - are composed of nucleosides and nucleotides that store and transmit genetic information in both human and viral cells. Nucleos(t)ide analogs are synthetic compounds that mimic the structure of naturally occurring nucleosides and nucleotides that directly target viral polymerases, leading the enzyme to mistakenly incorporate the analogs into nascent nucleic acids, causing inhibition of viral replication. Because viral polymerases must maintain highly conserved structural features to replicate and produce viable virions, nucleos(t)ide analogs exhibit a higher barrier to resistance compared to other antiviral classes. These agents are often delivered as prodrugs, which enhance cellular uptake, improve bioavailability, reduce toxicity, and bypass rate-limiting activation steps. As a result, nucleos(t)ide analog prodrugs form the backbone of many frontline antiviral regimens for life-threatening infections such as HIV, HBV, and HCV.

Our Development Programs

The regimen of Bemnifosbuvir and Ruzasvir for the Treatment of HCV

HCV – Disease Overview

HCV is a blood-borne, positive sense, ssRNA virus, that primarily infects liver cells. HCV is a leading cause of chronic liver disease, liver transplants and liver cancer. It is most commonly transmitted through the reuse or inadequate sterilization of medical equipment (especially syringes and needles in healthcare settings), the transfusion of unscreened blood and blood products, and injection drug use through sharing of contaminated syringes and needles. HCV infection becomes chronic in 75% to 85% of acute cases, with an incubation period lasting from two to 26 weeks.

HCV is classified into seven GTs (GT-1 through GT-7) and 67 subtypes that vary in distribution worldwide. In the US, HCV GT-1 is the predominant GT followed by GT-2 and GT-3 with other GTs accounting for less than 2% of the cases. Patients with HCV are also categorized by liver function: no cirrhosis (or non-cirrhotic) refers to no liver scarring; compensated cirrhosis refers to liver scarring without clinically significant functional impairment; or decompensated cirrhosis refers to liver scarring with moderate to severe loss of liver function.

According to the World Health Organization (“WHO”), an estimated 50 million people globally live with chronic HCV infection, with approximately one million new infections occurring each year. The WHO estimated that approximately 242,000 people died in 2022 (its most recent estimate) from HCV-related liver diseases. Most HCV-related deaths are due to liver scarring (cirrhosis) and liver cancer (hepatocellular carcinoma).

However, it is reported that there is a wide gap between the number of reported cases versus estimated cases. Most individuals who become infected with HCV remain unaware that they are infected because HCV can go undetected until the condition progresses to symptomatic disease or until specific clinical tests are performed to confirm diagnosis. Consequently, cases are underreported, skewing actual disease prevalence rates. The burden of underreporting is realized when high medical expenditures (comorbid treatment costs, liver transplants) and mortality rates from advanced chronic liver disease do not proportionally align with reported prevalence rates.

Diagnosis of HCV and Expanding Adoption of the Test-and-Treat Model of Care

Traditionally, HCV diagnosis has relied on a two‑step laboratory process that begins with an HCV antibody test to determine whether a person has ever been exposed to the virus. A reactive antibody result is then followed by nucleic acid testing to detect HCV RNA, which confirms whether an active infection is present. Although accurate, this approach depends on access to healthcare, phlebotomy services and laboratories, and multiple patient visits, which can lead to delays, incomplete testing, and loss to follow‑up. As a result, many people with active HCV infection, particularly high-risk patients who may lack standard and routine healthcare, may remain undiagnosed, and if diagnosed, fail to start HCV treatment in a timely manner or at all.

Newer diagnostic tools, including point‑of‑care nucleic acid testing, which now are a part of HCV treatment guidelines for certain patient populations, are addressing these challenges. These point-of-care diagnostic tools frequently use finger stick testing rather than venipuncture requiring phlebotomy services, with droplet samples then screened at the point-of-care for immediate identification of active HCV infection. This prompt diagnosis can then be followed by immediate initiation of therapy occurring all in in one visit, rather than multiple patient visits. This model of care, referred to as the “test-and-treat” model, has been shown to reduce delays and increase treatment starts for HCV patients. Expanding adoption and use of the test-and-treat model of care is recognized as a critically important element to further HCV eradication efforts.

Antivirals for the treatment of HCV

While no vaccine exists for the prevention of HCV, several sequentially improved oral antiviral therapeutics have been introduced beginning in 2014. Currently, the leading HCV products are combination therapies comprised of agents with differing mechanisms of action and therapeutic targets: NS3/4A protease inhibitors, NS5A inhibitors, and NS5B nucleos(t)ide polymerase inhibitors. The patient’s cirrhotic status, concomitant medications, co-infection status and any prior HCV treatment are factors used by healthcare providers to determine the appropriate antiviral to be used in treatment. In the US, the two leading therapeutics for treatment of chronic HCV are:

•
Epclusa® (sofosbuvir and velpatasvir): a fixed-dose combination regimen consisting of sofosbuvir, an HCV nucleotide analog NS5B polymerase inhibitor, and velpatasvir, an HCV NS5A inhibitor, was first approved by the FDA in 2016. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, without cirrhosis or with compensated cirrhosis. For patients with decompensated cirrhosis, Epclusa is approved for use in combination with ribavirin (a guanosine analog which is a broad-spectrum antiviral). The recommended dosage in adults is one tablet (400 mg of sofosbuvir and 100 mg of velpatasvir) taken orally once daily with or without food for 12 weeks.
•
Mavyret® (glecaprevir and pibrentasvir): a fixed-dose combination regimen consisting of glecaprevir, an HCV NS3/4A protease inhibitor, and pibrentasvir, an HCV NS5A inhibitor, was first approved by the FDA in 2017. It is indicated for the treatment of adults and pediatric patients ≥3 years with chronic HCV GT-1, -2, -3, -4, -5 or -6 infection, without cirrhosis or with compensated cirrhosis. The recommended dosage in adults is three tablets (100 mg glecaprevir and 40 mg pibrentasvir in Mavyret was the first and remains the only 8-week treatment approved for HCV GT-1, -2, -3, -4, -5 or -6 in adult patients without cirrhosis and with compensated cirrhosis who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced HCV populations. Mavyret is not approved for use in patients with decompensated cirrhosis.

Our HCV Product Candidate Development

We are developing the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. Based on our preclinical and clinical data to date, we believe that this regimen, if approved, has the potential for use within the expanding test-to-treat model of care by offering the following potential benefits:

•
convenient (no food effect) protease inhibitor-free treatment with an 8-week duration in HCV-infected patients without cirrhosis and a 12-week duration for HCV-infected patients with compensated cirrhosis;
•
high efficacy across all HCV GTs, including GT-3, regardless of cirrhosis status;

•
low risk of DDIs including with commonly prescribed agents such as proton pump inhibitors; and
•
well tolerated.

We believe the high potency of the bemnifosbuvir and ruzasvir combination across all HCV GTs will reduce the need for prescribers to identify in the diagnostic process, the infection GT and the low risk of DDIs will simplify patient management by reducing the need for co-medication adjustments. Additionally, we believe that patient adherence will be enhanced by a potential treatment course that can be taken with or without food and is 8-weeks in duration for non-cirrhotic patients.

Modeling data indicating a dual mechanism of action of bemnifosbuvir against HCV

The established mechanism of action of bemnifosbuvir, a nucleotide analog HCV NS5B polymerase inhibitor, is the inhibition of HCV RNA and chain termination which blocks viral replication of HCV virions inside the host cell. Recent modeling of HCV viral kinetics from a bemnifosbuvir Phase 1B monotherapy study suggests that bemnifosbuvir may also block the assembly and secretion of progeny HCV virions into the bloodstream, further inhibiting viral infectivity as a result of a reduction in extracellular HCV virus titers. We believe that this inhibition by bemnifosbuvir of the assembly/secretion of new HCV virions, an additional distinct mechanism of action, may further explain the high antiviral potency of bemnifosbuvir and the regimen combining bemnifosbuvir and ruzasvir for the treatment of HCV.

Non-clinical data supporting the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV

To support the clinical development of the bemnifosbuvir and ruzasvir regimen, we conducted multiple in vitro experiments and studies.

As shown in the figure on the right, it was demonstrated in an in vitro experiment in HCV GT-1b replicons that the combination of bemnifosbuvir and ruzasvir led to substantially greater inhibition of HCV replication than with either agent alone, suggesting a synergistic antiviral effect between the two inhibitors.

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

In these in vitro studies, AT-511 was approximately 10-fold more active than sofosbuvir against a panel of laboratory strains and clinical isolates of HCV GTs tested (GT-1, -2, -3, -4, and -5) and bemnifosbuvir was not resistant to known sofosbuvir RASs such as S282T and L159F/S282T. AT-511 also retained antiviral activity against most HCV GT-1a and HCV GT-3a NS5A single RASs tested.

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

Clinical Development

Summary

In 2025, after aligning with each of the FDA at an End-of Phase 2 meeting and the European Medicines Agency (“EMA”), on the design, endpoints and statistical plans, we initiated Phase 3 clinical development comparing the regimen of bemnifosbuvir and ruzasvir to the regimen of sofosbuvir and velpatasvir for the treatment of chronic HCV infection.

Our Phase 3 program continues to progress with two ongoing clinical trials. We expect to complete and announce Phase 3 topline results from C-BEYOND, which is fully enrolled with over 880 chronically infected HCV patients, in mid-2026. We expect to complete and report topline results for C-FORWARD at year-end 2026 with patient enrollment actively progressing on schedule. Pending successful results from these Phase 3 clinical trials, we currently anticipate submitting an NDA to the FDA in March 2027 with submission of a Marketing Authorization Application (“MAA”) to the EMA thereafter.

Our advancement to Phase 3 development has been supported by several earlier stage trials including a global Phase 2, single-arm, open-label trial in 275 treatment-naïve patients with chronic HCV infection (both with and without compensated cirrhosis) who received bemnifosbuvir (550 mg) and ruzasvir (180 mg) once daily for eight weeks. Patients with HCV GT -1, -2, -3 and -4 enrolled in the trial. In this study, the regimen met its primary endpoint of sustained virologic response (“SVR”) at 12 weeks post-treatment (“SVR12”) and was well-tolerated.

In the Phase 2 study’s primary analysis population, which was the per-protocol treatment adherent population (n=215), the overall SVR12 rate was 98%. The efficacy evaluable patient population (n=259), which included 17% treatment non-adherent patients, achieved a 95% SVR12 rate. High SVR12 rates (99%) were observed in patients without cirrhosis (n=181) with the 8-week regimen. Treatment adherent patients with cirrhosis (n=34) achieved an 88% SVR12 rate. Although viral kinetics were slower in cirrhotic patients, all patients with cirrhosis (100%; 34/34) achieved an end of treatment response at Week 8. Based on these Phase 2 results, including viral kinetic modeling of such results, the ongoing Phase 3 clinical trials are evaluating the regimen of bemnifosbuvir and ruzasvir for eight weeks of treatment for patients without cirrhosis and for 12 weeks of treatment for patients with compensated cirrhosis. We believe that the longer treatment duration of bemnifosbuvir and ruzasvir being studied in patients with compensated cirrhosis in the Phase 3 clinical trials will improve SVR12 rates, as compared to those rates observed in the Phase 2 study for patients with cirrhosis.

Other earlier clinical studies conducted with bemnifosbuvir as monotherapy or in combination with daclatasvir (a first generation NS5A inhibitor) and ruzasvir as monotherapy or in combination with other DAAs also supported the advancement to Phase 3 development. Dose-related HCV RNA reductions in HCV-infected subjects were observed in a bemnifosbuvir monotherapy study, with the once daily bemnifosbuvir doses of ~550 mg showing the highest HCV RNA reductions. Bemnifosbuvir exhibited equally potent antiviral activity regardless of GT (including GT-3 infected subjects) or cirrhosis status, with HCV RNA reductions of 4.4 - 4.6 log10 IU/mL with 7-day dosing. In the first Phase 2 treatment study of bemnifosbuvir with a first-generation NS5A inhibitor (daclatasvir), similar potent viral kinetics were observed with eight of nine GT-1-infected subjects achieving SVR12 after eight weeks of treatment. For ruzasvir, results from a Phase 1b proof-of-concept ("POC") study in HCV-infected subjects (GT-1, -2 and -3) conducted by Merck showed HCV viral load reductions greater than 3 log10. High SVR12 rates were subsequently observed in Phase 2 studies conducted by Merck evaluating 180 mg ruzasvir as part of a prior combination not including bemnifosbuvir.

Phase 1 clinical pharmacology studies conducted in healthy subjects also supported the advancement of the regimen of bemnifosbuvir and ruzasvir to Phase 3 clinical development and support a potentially competitively advantaged product profile which in addition to high potency includes a low risk of DDIs and convenience of administration as the regimen can be taken with or without food.

The PK of combined bemnifosbuvir and ruzasvir were evaluated in studies conducted in healthy subjects, both as individual formulations and as the fixed dose combination (“FDC”) tablet being used in the ongoing Phase 3 clinical trials. In addition, the PK of bemnifosbuvir and ruzasvir administered separately and in combination with other concomitant medications has been studied in multiple phase 1 studies. These studies demonstrated the combination of bemnifosbuvir and ruzasvir has low potential for DDIs with the concomitant medications that have been studied, including gastric acid reducing agents (omeprazole, a proton pump inhibitor, and famotidine, an H2-blocker), Biktarvy®, a commonly prescribed HIV antiretroviral, and therapeutics that are sensitive substrates of CYP3A, efflux or hepatic uptake transporters. A standard high-fat/high-calorie test meal did not reduce the plasma exposure to bemnifosbuvir or ruzasvir, supporting dosing of the regimen with or without food.

Prior to commencing the ongoing Phase 3 program, over 2,300 human subjects had been exposed to bemnifosbuvir collectively across the HCV program and a prior Coronavirus Disease 2019 ("COVID-19") development program, at differing doses (single doses up to 1100 mg twice per day ("BID")) and durations up to 12 weeks. Additionally, over 2,100 human subjects had been exposed to ruzasvir in clinical studies conducted by Merck initially and more recently by us, including the Phase 2 study of the bemnifosbuvir and ruzasvir combination.

Both bemnifosbuvir and ruzasvir either alone or in combination have been well-tolerated. Across our completed studies, there have been no study drug-related serious adverse events (“SAEs”) reported for either bemnifosbuvir or ruzasvir.

Global Phase 3 Clinical Development

The global HCV Phase 3 program we are currently conducting includes two randomized, open label Phase 3 non-inferiority trials comparing the FDC regimen of bemnifosbuvir and ruzasvir (“BEM/RZR FDC”) to the FDC regimen of sofosbuvir and velpatasvir (“SOF/VEL FDC”) in patients with chronic HCV infection. C-BEYOND, is being conducted in the US and Canada, and C-FORWARD is being conducted outside of North America. We are conducting the Phase 3 program in geographically diverse regions to enroll patients with a broad array of HCV genotypes.

Each Phase 3 trial is designed to enroll approximately 880 treatment-naïve patients, both with and without compensated cirrhosis. Patients are stratified by GT and cirrhosis status, and patients with controlled HIV co-infection are allowed to enroll in the trials. For patients without cirrhosis, bemnifosbuvir and ruzasvir is being given for eight weeks and sofosbuvir and velpatasvir is being given for 12 weeks. For patients with compensated cirrhosis, patients in both treatment arms are receiving 12 weeks of treatment.

In the Phase 3 trials, we are using a FDC tablet, consisting of 275 mg of bemnifosbuvir and 90 mg of ruzasvir. Two tablets are being administered once daily for a total daily dose of 550 mg of bemnifosbuvir and 180 mg of ruzasvir.

Global HCV Phase 3 Program: C-BEYOND (US/Canada) and C-FORWARD (Outside North America)

Each trial in the Phase 3 program is an open label study. While blinding the clinical trial sites and the patients to the treatment assignment is not possible due to the varying lengths of treatment and the necessity to provide the active comparator, the regimen of SOF/VEL FDC, in its commercially available packaging, staff at Atea who are monitoring the clinical trials, are and expect to remain blinded to individual patient treatment assignments until completion of the respective study, including during any internal cumulative data reviews and reviews of data by the studies’ data safety monitoring board.

The primary efficacy endpoint in each Phase 3 trial is HCV RNA less than the lower limit of quantification (“LLOQ”) at 24 weeks from the start of treatment (“SVR at Week 24”). However, the primary analysis population in which the endpoint is to be assessed will differ for each trial. In C-BEYOND, the trial being conducted in the US and Canada, the primary efficacy endpoint will be measured in a modified intent-to-treat (“mITT”) population. In agreement with the FDA, the mITT population includes all patients randomized and dosed. In C-FORWARD, the trial outside North America, the primary efficacy endpoint will be measured in a per-protocol (“PP”) population. In agreement with the EMA, the PP population includes all patients randomized, study drug compliant (≥80% based on pill count) and who have an assessment at the Week 24 timepoint. However, for each trial, the key secondary endpoint will be SVR at Week 24 in the opposite analysis population (i.e., the PP population for C-BEYOND, and the mITT population for C-FORWARD). The differing primary analysis populations for each trial are a result of differing feedback from regulatory authorities (e.g., the FDA prefers the mITT analysis, and the EMA prefers the PP analysis.)

Measurement of sustained viral response at the Week 24 study visit was selected to ensure the primary endpoint occurs at the same relative time point from start of treatment in all patients. As the treatment duration is eight weeks for patients without cirrhosis in the bemnifosbuvir and ruzasvir study arm and 12 weeks for all other study arms, the primary endpoint also encompasses the period at least through the SVR12 timepoint for each treatment arm.

Global Phase 2 Clinical Trial

We have completed a global Phase 2 study of bemnifosbuvir in combination with ruzasvir which enrolled 275 treatment-naïve patients infected with HCV GT -1, -2, -3 and -4, both with and without compensated cirrhosis. This study, which met its primary endpoints, evaluated the safety and efficacy of eight weeks of treatment with the regimen consisting of once daily bemnifosbuvir 550 mg and ruzasvir 180 mg.

The primary endpoints of the Phase 2 study were safety and SVR12 in the PP treatment adherent population (population which was adherent to the treatment). Secondary and other endpoints included

SVR12 in the efficacy evaluable population (a broader analysis population which included treatment of non-adherent patients), SVR24, virologic failure and resistance.

Phase 2 Open Label Study of Bemnifosbuvir + Ruzasvir in HCV-Infected Patients

Patient Population: HCV-infected patients including compensated cirrhosis, direct-acting antiviral naïve, all genotypes

BEM 550 mg QD

RZR 180 mg QD

8 weeks dosing w/combination

Total Enrolled (N=275)
Per-Protocol Population Regardless of Adherence* (N = 259)
Per-Protocol
Treatment Adherent Population
Primary Efficacy Endpoint
(N=215)
~17% of Patients Non-Adherent as Measured by Pill Count & Pharmacokinetics

Primary Endpoints:

- *SVR at Week 12 post-treatment (SVR12) in per-protocol treatment adherent population*
- *Safety*

Secondary & Other Endpoints:

- SVR12 in per-protocol population regardless of treatment adherence (efficacy evaluable population)
- SVR at Week 24 post-treatment (SVR24)
- Virologic failure
- Resistance

*Also called "efficacy evaluable" population – those who met eligibility criteria with a viral load assessment at week 12 post-treatment

The study met its primary endpoints of safety and SVR12. The regimen was generally well-tolerated with no drug-related SAEs.

Primary efficacy endpoint results demonstrated a 98% (210/215) SVR12 rate in the PP treatment adherent patient population after eight weeks of treatment with the regimen of bemnifosbuvir and ruzasvir. The efficacy evaluable patient population, which included 17% treatment of non-adherent patients, achieved a 95% (245/259) SVR12 rate.

SVR12 Rates with 8 Weeks Bemnifosbuvir + Ruzasvir in Treatment Adherent Patients (Primary Endpoint Analysis) and Regardless of Treatment Adherence

Furthermore, 99% (180/181) of treatment adherent patients who were non-cirrhotic and infected with GT-1, -2, -3, and -4 achieved SVR12, supporting the pan-genotypic potency of the regimen and our selection of an 8-week treatment for non-cirrhotic patients in the Phase 3 program.

SVR12 Rates by Genotype with 8 Weeks Bemnifosbuvir + Ruzasvir in Non-cirrhotic Treatment Adherent Patients

High SVR12 rates were also observed in non-cirrhotic patients regardless of treatment adherence, including in patients with GT-3 infection.

SVR12 Rates with 8 Weeks Bemnifosbuvir + Ruzasvir in Non-cirrhotic Patients Regardless of Treatment Adherence (Overall and GT-3)

Treatment adherent patients with compensated cirrhosis achieved an 88% (30/34) SVR12 rate. While viral kinetics were slower in cirrhotic patients, all (100%; 34/34) achieved an end of treatment response (at Week 8). Based on these Phase 2 results, including viral kinetic modeling of the results, the ongoing Phase 3 clinical trials are evaluating treatment durations for the regimen of bemnifosbuvir and ruzasvir of eight weeks in patients without cirrhosis and 12 weeks in patients with compensated cirrhosis.

Viral Kinetics in Treatment Adherent Patients with Cirrhosis

There were 14 patients who experienced virologic failure in the Phase 2 study, five of whom were in the PP treatment adherent patient population and relapsed at four weeks post treatment (one non-cirrhotic; four cirrhotic). Resistance analyses indicated that SVR12 rates were not impacted by resistance associated substitutions. Rather, viral kinetic and pharmacokinetic analyses indicated that most of the viral failures were due to treatment non-adherence. These analyses further supported the regimen’s high barrier to resistance in patients infected with HCV. The long-term durability of response was sustained as there were no virologic failures between 12 and 24 weeks post treatment.

Multiscale Viral Kinetics Modeling

To further inform the design of the Phase 3 clinical trials, the Phase 2 results were further evaluated in a multiscale viral kinetics model of HCV infection and treatment to estimate the efficacy of the regimen of bemnifosbuvir and ruzasvir. In this model, the population estimate for the time to achieve HCV RNA <LLOQ in the blood plasma was approximately 12 to 16 days while the corresponding time to achieve cure, defined as HCV viral load below 6.67×10-4 IU/mL, was approximately seven to eight weeks. We believe these modeling data, which are shown below, provide further support for the regimen of bemnifosbuvir and ruzasvir being evaluated in the ongoing Phase 3 program with treatment durations of eight weeks in patients without cirrhosis and 12 weeks in patients with compensated cirrhosis.

Predicted Median Time to Viral Clearance by Fibrosis Stage Based on Phase 2 Results

Early HCV Phase 1 and Phase 2 Clinical Trials with Bemnifosbuvir

Other clinical studies conducted with bemnifosbuvir as monotherapy or in combination with daclatasvir (a first generation NS5A inhibitor) also supported the advancement to Phase 3 development of the regimen of bemnifosbuvir and ruzasvir. In a Phase 1 bemnifosbuvir monotherapy study, dose-related HCV RNA reductions in HCV-infected subjects were observed with the once daily bemnifosbuvir doses of ~550 mg showing the highest HCV RNA reductions. Bemnifosbuvir exhibited equally potent antiviral activity regardless of HCV GT (including HCV GT-3 infected subjects) or cirrhosis status, with HCV RNA reductions of 4.4 - 4.6 log10 IU/mL with 7-day dosing.

In a Phase 2 treatment study of bemnifosbuvir with a first-generation NS5A inhibitor (daclatasvir), similar potent viral kinetics were observed with 8 of 9 HCV GT-1-infected subjects achieving SVR12 after eight weeks of treatment.

Early HCV Phase 1 and Phase 2 Clinical Trials with Ruzasvir

Ruzasvir is an investigational oral, pan-genotypic NS5A inhibitor that we licensed from MSD International GmbH, an affiliate of Merck & Co., Inc. (“Merck”), in December 2021. In studies conducted by Merck, ruzasvir demonstrated in vitro potent antiviral activity with an EC50 in the sub- to low picomolar range against all GTs (<10 pM against GTs 1-7). The antiviral activity of ruzasvir was evaluated in a POC study in HCV-infected patients, where viral load reductions >3 log10 were observed in HCV GT-1, GT-2 and GT-3 infected patients after treatment with monotherapy. This clinical antiviral activity is on par with what was achieved, as single agents, with pibrentasvir and velpatasvir, the NS5A inhibitor components of Mavyret and Epclusa, respectively. These POC data supported evaluation of ruzasvir in larger Phase 2 multiple drug combination studies (including two and three drug regimens) previously conducted by Merck. These studies included treatment-naïve and interferon-experienced patients with or without compensated cirrhosis. In general, high SVR12 rates (>90%) were observed in two-drug combination studies (ruzasvir plus uprifosbuvir, a pyrimidine nucleotide prodrug, for 12 weeks) conducted by Merck in GT-1, -2, -4 and -6-infected patients (C-Breeze 1 and 2). A lower SVR12 rate was observed in GT-3 subjects with compensated cirrhosis (40% SVR12; C-Breeze 1). We believe this lower rate is attributed to the reduced antiviral activity associated with the nucleotide uprifosbuvir in GT-3 cirrhotic subjects as an increase in ruzasvir dose to 180 mg substantially increased the SVR12 rate in this population (68% SVR12; C-Breeze 2), highlighting the observed dose-related clinical antiviral activity of ruzasvir in GT-3 subjects with cirrhosis.

In studies conducted by Merck, over 1,200 HCV-infected participants received ruzasvir at daily doses up to 180 mg for durations up to 12 weeks as part of 2-drug and 3-drug regimens with or without ribavirin. The overall safety data indicates that ruzasvir was generally well-tolerated with no consistent treatment-related changes in laboratory, vital signs, or electrocardiogram parameter values. SAEs and discontinuations due to adverse events (“AEs”) were rare in all studies conducted by Merck.

Phase 1 Trials Supporting the Combination of Bemnifosbuvir and Ruzasvir and Their Use as the Fixed Dose Combination

A Phase 1 clinical study in healthy participants was initially conducted to evaluate the potential DDIs between bemnifosbuvir and ruzasvir. The study drugs were well-tolerated and did not meaningfully affect the plasma PK profiles of each other. The lack of DDIs between bemnifosbuvir and ruzasvir supported the evaluation of the combination regimen in HCV-infected patients in the Phase 2 study using individual formulations of bemnifosbuvir and ruzasvir. The bemnifosbuvir and ruzasvir FDC being used in the ongoing Phase 3 program has been evaluated in a Phase 1 study in healthy participants for relative bioavailability and food effect. Results of the Phase 1 study showed a high bioavailability of the FDC tablet relative to the co-administered reference individual formulations of each of bemnifosbuvir and ruzasvir. In addition, a high-fat/high-calorie test meal did not reduce the plasma exposure to bemnifosbuvir or ruzasvir, supporting dosing of the FDC with or without food.

Phase 1 Trials Assessing Potential Risk of DDIs and Characterizing PK Properties of Bemnifosbuvir Alone and In Combination with Ruzasvir

A series of Phase 1 trials have been conducted in healthy participants and special populations to comprehensively evaluate and characterize the PK properties of bemnifosbuvir alone and in combination with ruzasvir.

DDIs

DDIs are one of the most common causes of adverse drug reactions, particularly in patients taking concomitant medications which includes many HCV patients receiving DAAs. DDIs increase the risk of altered clinical efficacy and undesirable therapeutic outcomes. A low risk of DDIs simplifies a prescriber’s management of HCV patients and choice of HCV therapeutic by reducing the need for co-medication adjustments.

CYP3A Substrates

A series of Phase 1 studies have demonstrated an overall low DDI potential associated with bemnifosbuvir, including no dosage adjustment needed for co-administration with drugs that are CYP3A substrates or for drugs that are sensitive substrates of efflux and hepatic uptake transporters. CYP3A is an enzyme that metabolizes many classes of medicines and supplements, and the efflux and hepatic uptake transporters regulate cellular trafficking of many drugs that are commonly prescribed.

In these studies, bemnifosbuvir was administered with index drugs for CYP3A4 (midazolam as a substrate), P-glycoprotein (digoxin as a substrate, cyclosporine as an inhibitor, carbamazepine as an inducer), breast cancer resistance protein and organic anion transporter polypeptide 1B1 (rosuvastatin as a substrate). Based on the results of these studies, which showed a low potential for DDIs, we believe bemnifosbuvir has the potential to be co-administered with commonly prescribed therapeutics that are CYP3A4 substrates or are sensitive substrates of efflux and hepatic uptake transporters.

Gastric Acid Reducing Agents

Gastric acid reducing agents can substantially decrease absorption of currently marketed oral HCV antivirals resulting in reduced effectiveness. The effect of famotidine, an H2-blocker, or omeprazole, a proton-pump inhibitor, on the plasma PK of bemnifosbuvir and ruzasvir administered as FDC tablets was evaluated in healthy participants as part of Phase 1 trials. Results from these trials showed that famotidine 20 mg, when administered simultaneously with the bemnifosbuvir and ruzasvir FDC, or concomitant omeprazole 20-40 mg, did not affect the plasma exposure of bemnifosbuvir or ruzasvir. We believe these results support the use of H2-blockers or proton pump inhibitors concomitantly with the administration of the regimen of bemnifosbuvir and ruzasvir in patients with HCV.

HIV Therapeutic - Biktarvy®

We have conducted a Phase 1 study demonstrating in healthy participants the absence of clinically significant DDIs between the combination of bemnifosbuvir and ruzasvir and the HIV antiretroviral FDC of bictegravir/emtricitabine/tenofovir alafenamide marketed in the US as Biktarvy. The co-administered bemnifosbuvir and ruzasvir regimen and the HIV FDC combination were generally safe and well tolerated. These results support the inclusion of HCV/HIV co-infected patients receiving these HIV therapies in our ongoing Phase 3 program.

Phase 1 Trials in Special Populations - Bemnifosbuvir

Hepatic Impairment

A Phase 1 PK study evaluating a single dose of bemnifosbuvir in participants with varying degrees of hepatic impairment showed increased drug exposure in individuals with moderate to severe liver dysfunction. However, these changes did not meaningfully affect levels of AT-273, the plasma marker for the active intracellular antiviral metabolite of bemnifosbuvir. No safety concerns were identified. We believe these results support the use of bemnifosbuvir without dose adjustment in HCV-infected patients with hepatic impairment.

Renal Impairment

A Phase 1 renal impairment study showed that a single dose of bemnifosbuvir was safe and well-tolerated across participants with normal kidney function, moderate-to-severe renal impairment, and those with end-stage renal disease on hemodialysis. We believe these results showed that bemnifosbuvir may be used without dose adjustment in HCV-infected patients with renal dysfunction, including those undergoing dialysis.

Safety Results for Bemnifosbuvir, Ruzasvir and the Regimen of Bemnifosbuvir and Ruzasvir

Prior to the commencement of the ongoing Phase 3 program, over 2,300 human subjects had been exposed to bemnifosbuvir collectively between the HCV development programs and a prior COVID-19 development program, at differing doses including single doses up to 1100 mg BID and durations (up to 12 weeks). Additionally, over 2,100 human subjects had been exposed to ruzasvir.

Both bemnifosbuvir and ruzasvir, alone and in combination, have been well-tolerated and have shown favorable safety profiles. To date, there have been no study drug-related SAEs reported for bemnifosbuvir, ruzasvir or the combination of bemnifosbuvir and ruzasvir.

In the Phase 2 study evaluating the regimen of bemnifosbuvir and ruzasvir, 275 HCV-infected subjects with HCV GT -1, -2, -3 and -4 received the combination of bemnifosbuvir 550 mg and ruzasvir 180 mg once daily for up to eight weeks. AEs were reported in 43% (118/275) of patients. Most were mild to moderate in intensity, with headache (9%) and nausea (8%) being the most commonly reported. Treatment-emergent SAEs were reported in 3% (9/275) of patients, with one resulting in death (carcinoma). An additional 10 patients (4%) reported SAEs that occurred at least four weeks after discontinuation of study drug, four of which resulted in death. None of the SAEs were assessed as related to the study drug. There were no clinically relevant trends in laboratory or electrocardiogram abnormalities.

Phase 2 Study– Safety Primary Endpoint Met - Generally Safe and Well Tolerated in HCV-infected Patients With or Without Cirrhosis.

In the prior COVID-19 program, with doses of bemnifosbuvir greater than 550 mg twice daily, an increased incidence of mild to moderate gastrointestinal related non-serious AEs, specifically nausea and to a lesser extent vomiting, were observed. However, treatment-limiting, bemnifosbuvir-related gastrointestinal AEs were not apparent at the 550 mg once daily dose being evaluated for HCV.

Thorough QT Study – Bemnifosbuvir

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

AT-587 for the Treatment of HEV

HEV – Disease Overview and Current SOC

HEV is an ssRNA virus which infects the liver and remains an under-recognized global health challenge with an estimated 19.5 million acute infections annually. While typically self-limiting in healthy individuals, HEV can cause chronic disease in those with compromised immunity, including recipients of solid organ and stem cell transplants, people living with HIV, and those with hematologic or rheumatic conditions, often progressing rapidly to cirrhosis. HEV GT-1 and -2 drive waterborne, acute epidemics in developing regions, whereas HEV GT-3 and -4 predominate in high-income countries through zoonotic, foodborne transmission that can lead to chronic infection in markets with expanding at-risk populations. Despite this burden, no DAA is approved for the treatment of HEV, and current off-label treatments have limited efficacy and tolerability.

Based on the number of patients receiving solid organ or stem cell transplants or with hematologic malignancies in the US and Europe each year (up to 450,000 patients), the annual incidence of chronic

HEV is estimated to be ~13,500 in this at-risk population, which assumes that roughly 3% develop chronic HEV infection. Among solid organ transplant recipients, HEV infection has been increasingly recognized as a potentially life-threatening viral infection, as rapid progression of liver fibrosis has been documented, often culminating in cirrhosis and, in some instances, decompensation and death.

Although awareness of HEV is increasing, particularly regarding its impact on immunocompromised individuals, the true burden of disease may be underestimated. We believe that clinical overlap with other viral infections and persistent challenges in diagnostic testing contribute to substantial underreporting. Serological assessment often fails to detect HEV infection even when present and in such cases, nucleic acid testing remains the only reliable method for establishing the diagnosis.

Treatment Guidelines for HEV

There currently are no approved DAA therapeutics for HEV infection. The European Association for the Study of the Liver (“EASL”) outlines a stepwise approach for managing chronic HEV in immunocompromised individuals. The initial strategy involves reducing immunosuppression to help restore the host immune control, although this carries risks such as organ rejection or reinfection. If viral clearance is not achieved, a 3-month course of ribavirin, a broad-spectrum antiviral, is recommended. Ribavirin therapy, however, can be associated with adverse effects including dose-dependent anemia, dry cough, teratogenic effects and dermatologic reactions. In cases of relapse following initial ribavirin therapy, EASL recommends extending ribavirin treatment for an additional six months.

Our HEV Product Candidate Development

We are developing AT-587 for the treatment of HEV. Based on our preclinical data to date, we believe AT-587, if successfully developed and approved, could offer the following potential benefits:

•
first DAA therapy;
•
favorable safety profile; and
•
well tolerated with fewer side effects than current treatments.

The chemical structure of AT-587, a modified guanosine nucleotide prodrug, is very similar to bemnifosbuvir with only limited substitutions. Like bemnifosbuvir, AT-587 is converted after multi-step activation to an active triphosphate (TP) metabolite (AT-9068).

Non-clinical data supporting the clinical development of AT-587 for the treatment of HEV

AT-587 has shown potent pan-genotypic antiviral activity against HEV in both in vivo and in vitro studies. AT-587 has also shown favorable safety results in in vitro studies.

AT-587 has been screened for anti-HEV activity in an in vitro subgenomic replicon and infection system and was greater than 30-fold more potent than sofosbuvir and ribavirin against HEV GT-1 and -3, including clinically resistant viral strains.

Inhibition of HEV Replication by Nucleotide Analogs (EC50values [nM] against HEV strains in Huh7 cells)

In vivo antiviral activity of AT-587 was confirmed in primary human hepatocytes infected with HEV GT-3.

In vitro toxicology data obtained to date present a favorable safety profile for AT-587. The active triphosphate metabolite (AT-9068) did not inhibit human DNA polymerases. AT-587 was not cytotoxic to human iPS cardiomyocytes (IC50> 100 uM), has no effect on the viability of bone marrow CD34+ cells (IC50> 30 uM), and demonstrates no phototoxic potential in BALB/c 3T3 cells. AT-587 was negative for genotoxicity in Ames, chromosomal aberration, and in vitro micronucleus assays. AT-587 also demonstrated minimal inhibition in a screening hERG assay. AT-9068 was found to be a substrate and inhibitor of human mitochondrial RNA polymerase (POLRMT). However, based upon comparison of the relative efficiencies, AT-9068 is expected to be utilized 1.5-fold less than the triphosphate of sofosbuvir.

Additional IND/CTA enabling studies are being completed.

Clinical Development

We are planning to initiate clinical development of AT-587 for the treatment of chronic HEV in mid-2026. The clinical program is expected to begin with a Phase 1 study which will evaluate single and multiple doses of AT-587 as a single agent in healthy subjects for up to seven days. The principal objectives of this study will be to further assess safety, tolerability and PK of AT-587. This study will also assist us in the selection of the AT-587 dose strength to be subsequently evaluated in patients with chronic HEV. Antiviral activity/efficacy and safety would subsequently be evaluated in treatment studies in high-risk immunocompromised patients with chronic HEV.

Discovery efforts for other RNA virus infections

We have an extensive library of compounds that have been designed and generated by our medicinal chemists. Currently, we are evaluating select compounds derived from this library in in vitro and in vivo studies to assess the antiviral activity and other properties of such compounds against other RNA viral infections.

In all our discovery and preclinical efforts, we assess where there is a compelling market opportunity and then we aim to identify and advance only those candidates that we believe may have first- or best-in-class profiles with the potential to either become the SOC, or disrupt the existing SOC, and in each case, dramatically improve patient outcomes.

COVID-19

In September 2024 we announced the outcome of the global Phase 3 SUNRISE-3 trial evaluating bemnifosbuvir versus placebo for the treatment of COVID-19. The trial did not meet the primary endpoint of a statistically significant reduction in all-cause hospitalization or death through Day 29 in the monotherapy cohort of 2,221 high-risk patients with mild to moderate COVID-19. We believe that the unfavorable results from this study were impacted by the constantly evolving variants of COVID-19 and rapidly changing natural history of the disease, which trended toward a milder disease during the study period. This led us to discontinue efforts to develop bemnifosbuvir for the treatment of COVID-19. In SUNRISE-3, bemnifosbuvir was generally safe and well tolerated. In April 2025, we completed the close out of the SUNRISE-3 clinical trial.

Merck License Agreement

In December 2021, we entered into a license agreement with Merck (“Merck License Agreement”) for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the HCV NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

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

In consideration for the rights we acquired under the Merck License Agreement, we paid Merck an upfront payment in the amount of $25.0 million and agreed to pay Merck milestone payments up to $135.0 million in the aggregate upon our achievement of certain development and regulatory milestones and up to $300.0 million in the aggregate upon our achievement of certain sales-based milestones. The first development milestone, in the amount of $5.0 million, was paid upon initiation of the first clinical trial in our Phase 3 program. The next milestone, in the amount of $10.0 million will be due upon acceptance of the bemnifosbuvir and ruzasvir regimen NDA in the US. The related expense will be recorded when the contingency is resolved and the milestone becomes payable. We currently anticipate submission and acceptance of the NDA in the first half of 2027.

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

Manufacturing

In parallel with our clinical development program, we are executing an integrated CMC strategy intended to provide sufficient drug substance and drug product to support the completion of the global HCV Phase 3 development of the bemnifosbuvir and ruzasvir regimen, and, if approved, supply product for commercial launch and subsequent commercial sales. Additionally, we are engaged in efforts to manufacture cGMP-compliant material required for the initiation of the clinical trials of AT-587 for the treatment of HEV.

We do not currently own or operate manufacturing facilities to produce preclinical or clinical product candidates or commercial supply, nor do we have plans to develop or operate our own manufacturing operations in the future. We currently rely upon third party contract manufacturing organizations (“CMOs”) to produce our product candidates for both preclinical and clinical use and anticipate relying upon these or other CMOs or other third parties for commercial supply if any of our product candidates is successfully developed and approved for sale. Because we rely on these CMOs, we have personnel with pharmaceutical development and manufacturing experience who are responsible for maintaining our CMO relationships.

Although there are a limited number of suppliers and manufacturers that can produce the raw materials and active pharmaceutical ingredients in the quantities and with the quality and purity that we require for our product candidates, we believe our current network of suppliers and manufacturers are able to fulfill these requirements and can continue to expand capacity as needed. Simultaneously, we have and will continue to evaluate engagement with other suppliers and manufacturers to increase overall capacity as well as further reduce risks associated with reliance on a limited number of suppliers and manufacturers.

Currently, we are manufacturing commercial launch supply in quantities that we believe will be sufficient to support the launch and commercial sale in the period immediately following market introduction. We expect our HCV commercial presentation to include simple, weekly dosing blister packs to bolster convenience, adherence and commercial competitiveness.

We have not yet entered into long term commercial supply agreements and are relying upon time and materials contracts which are currently in place to procure the raw materials, synthetic intermediates and formulation excipients together with the manufacturing capacity necessary to manufacture product for commercial launch.

Our contract manufacturing agreements give us visibility into the expected future cost of producing the bemnifosbuvir and ruzasvir FDC on a commercial scale and based on our knowledge of the prices of currently marketed therapies indicated for HCV, we believe that our cost of goods will be competitive

Commercialization

We currently believe that we can maximize the value of our product portfolio by retaining global development rights to our product candidates. However, to further maximize the value of product candidates that are authorized or approved for sale, we may seek collaborations that allow us to access and leverage commercialization expertise and resources of collaborators in certain markets. To assist in the commercialization in the US of any product candidates we successfully develop, we may enter arrangements with third parties that have existing commercial infrastructure including a pharmaceutical sales force and expertise in managed care. Outside the US, we anticipate that commercialization of our products, if approved or authorized for use, would be undertaken by third party collaborators. Currently, we do not have any sales, marketing or commercial product distribution infrastructure and we do not have any existing arrangements with third parties to commercialize our product candidates in the US or elsewhere.

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

HCV

Since 2014, many direct-acting antiviral therapies have been approved for use for the treatment of HCV in the US and globally. Orally administered, FDA-approved treatments for patients with chronic HCV include:

•
Sovaldi® (sofosbuvir) (Gilead Sciences, Inc.), an HCV nucleotide analog NS5B polymerase inhibitor approved for the treatment of adult patients with GT-1, -2, -3, or -4, chronic HCV infection without cirrhosis or with compensated cirrhosis as a component of a combination antiviral treatment regimen; pediatric patients ≥3 years old with HCV GT-2 or -3 infection without cirrhosis or with compensated cirrhosis in combination with ribavirin.
•
Epclusa® (sofosbuvir and velpatasvir) (Gilead Sciences, Inc.), a FDC regimen of sofosbuvir and velpatasvir, an HCV NS5A inhibitor, approved for the treatment of adults and pediatric patients ≥3 years old with chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis, or with decompensated cirrhosis for use in combination with ribavirin.
•
Harvoni® (ledipasvir and sofosbuvir) (Gilead Sciences, Inc.) a FDC regimen of ledipasvir, an HCV NS5A inhibitor, and sofosbuvir approved for the treatment of adult and pediatric patients ≥3 years old with HCV GT-1, -4, -5 or -6 infection without cirrhosis or with compensated cirrhosis; GT-1 infection with decompensated cirrhosis in combination with ribavirin; and GT-1 or -4 infection who are liver transplant recipients without cirrhosis or with decompensated cirrhosis, in combination with ribavirin.
•
Vosevi® (sofosbuvir, velpatasvir, and voxilaprevir) (Gilead Sciences, Inc.) a FDC regimen of sofosbuvir, velpatasvir and voxilaprevir, an HCV NS3/4A protease inhibitor approved for the treatment of adult patients with chronic HCV infection without cirrhosis or with compensated cirrhosis who have HCV GT-1, -2, -3, -4, -5, or -6 infection and have previously been treated with an HCV regimen containing an HCV NS5A inhibitor; HCV GT-1a or -3 infection who have previously been treated with an HCV regimen containing sofosbuvir without an HCV NS5A inhibitor.
•
Mavyret® (glecaprevir and pibrentasvir) (AbbVie, Inc.) a FDC regimen of glecaprevir, an HCV NS3/4A protease inhibitor and pibrentasvir, an HCV NS5A inhibitor, approved for the treatment of adult and pediatric patients ≥3 years old with acute or chronic HCV GT-1, -2, -3, -4, -5, or -6 infection without cirrhosis or with compensated cirrhosis. Mavyret as an eight-week treatment is approved for patients who have not been previously treated. Longer treatment durations (up to 16 weeks) are indicated for some treatment-experienced populations. It is recommended that Mavyret be taken with food. Mavyret is not approved for use in patients with decompensated cirrhosis.
•
Zepatier® (elbasvir and grazoprevir) (Merck) a fixed-dose combination of elbasvir, an HCV NS5A inhibitor and grazoprevir, an HCV NS3/4A protease inhibitor approved for the treatment of chronic HCV GT-1 or -4 infection in adult and pediatric patients ≥12 years old or weighing at least 30 kg. Zepatier is indicated for use with ribavirin in certain patient populations.

In addition to the branded products, Gilead Sciences, Inc. markets in the US authorized generic copies of Epclusa and Harvoni through its wholly-owned subsidiary, Asegua Therapeutics, LLC.

With the exception of the regimen of bemnifosbuvir and ruzasvir, we are not aware of any HCV investigational agents in late-stage development in the US. There may be other HCV investigational agents in various stages of clinical development, including late-stage development, in other parts of the world.

HEV

There are no approved therapeutic agents for the treatment of HEV and there are only two licensed and available recombinant hepatitis E vaccines: Hecolin (HEV239) in China since 2011 and in Pakistan since

2020 and Hevaxin in India since 2026. We are not aware of any HEV investigational agents in late-stage development.

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

As of March 1, 2026, we are the sole owner of seventeen patent families covering our product candidates and proprietary compounds, which include composition of matter, pharmaceutical compositions, methods of use, and processes of manufacture as described in more detail below. Our owned patent estate as of March 1, 2026, on a worldwide basis, includes more than 300 pending, granted, or allowed patent applications with twenty four issued US patents, twelve pending US non-provisional applications and more than 250 pending or granted patent applications that have entered the national phase of prosecution in countries outside the US.

As of March 1, 2026, we are the exclusive licensee of three patent families from Merck covering composition of matter, process of preparation, and formulations of ruzasvir, the NS5A inhibitor which we are developing in combination with bemnifosbuvir for the treatment of HCV. These three patent families collectively include two issued US patents, granted patents in France, Great Britain, and Germany and one pending US patent application and one pending patent application in the European Patent Office ("EPO").

The exclusivity terms of our patents depend upon the laws of the countries in which they are obtained. In the countries in which we currently file, the patent term is 20 years from the earliest date of filing of a non-provisional patent application. The term of a US patent may be extended to compensate for the time required to obtain regulatory approval to sell a drug (a patent term extension) or by delays encountered during patent prosecution that are caused by the US Patent and Trademark Office (referred to as patent term adjustment). For example, the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, permits a patent term extension for FDA-approved new chemical entity drugs of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review and diligence during the review process. Patent term extensions in the US cannot extend the term of a patent beyond a total of 14 years from the date of product approval. Only one patent covering an approved drug, or its method of use may be extended, and only those claims covering the approved drug, or an approved method for using it may be extended. A similar kind of patent extension, referred to as a Supplementary Protection Certificate, is available in the European Union ("EU"). Legal frameworks are also available in certain other jurisdictions to extend the term of a patent. We currently intend to seek patent term extensions on any of our issued patents in any jurisdiction where we have a qualifying patent and the extension is available; however, there is no guarantee that the applicable regulatory authorities, including the FDA in the US, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. Further, even if one or more of our patents is extended, the patent, including the extended portion of the patent, may be held invalid or unenforceable by a court of final jurisdiction in the US or a foreign country.

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

However, any of our patents, including patents that we may rely on to protect our market for products if any are approved, may be held invalid or unenforceable by a court of final jurisdiction. Alternatively, we may decide that it is in our interest to settle a litigation in a manner that affects the term or enforceability of our patent. Changes in either the patent laws or in interpretations of patent laws in the US and other jurisdictions may diminish our ability to protect our inventions and enforce our intellectual property rights. Accordingly, we cannot predict the breadth or enforceability of claims that have been or may be granted on our patents or on third-party patents. The pharmaceutical and biopharmaceutical industries are characterized by extensive litigation regarding patents and other intellectual property rights. Our ability to obtain and maintain a proprietary position for our product candidates and the use of these product candidates will depend on our success in enforcing patent claims that have been granted or may grant. We do not know whether any of the pending patent applications that we have filed or may file or license from third parties will result in the issuance of any additional patents. The issued patents that we own or may receive in the future may be challenged, invalidated, or circumvented, and the rights granted under any issued patents may not provide us with sufficient protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may be able to independently develop and commercialize products with similar mechanisms of action and/or duplicate our methods of treatments or strategies without infringing our patents. Because of the extensive time required for clinical development and regulatory review of any product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby reducing any advantage of any such patent. For more information regarding risks relating to intellectual property, see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Our patent families, as of March 1, 2026, are further described below.

AT-511 and Bemnifosbuvir

We own a first patent family that describes AT-511 or a pharmaceutically acceptable salt thereof (for example, bemnifosbuvir), pharmaceutical compositions of AT-511 or the pharmaceutical salts thereof, and methods to treat HCV using AT-511 or a salt thereof. This family consists of nine issued US patents (US Patent Nos. 9,828,410; 10,000,523; 10,005,811; 10,239,911; 10,815,266; 10,870,672; 10,870,673, 10,875,885 and 12,084,473) covering AT-511 or a pharmaceutically acceptable salt thereof, related compounds and their pharmaceutical compositions. This patent family is now also in the national stage of prosecution or granted in the African Regional Intellectual Property Organization (“ARIPO”), Australia, Brazil, Canada, China, Colombia, the Eurasian Patent Office (“EAPO”), Egypt, the EPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Macao, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Saudi Arabia, Singapore, Thailand, Vietnam, Ukraine, South Africa, and the United Arab Emirates. We have over 75 foreign patents granted or allowed, and more than 15 pending patent applications. The expected year of expiration for this patent family, where issued, valid and enforceable, is 2036, without regard to any extensions, adjustments, or restorations of term that may be available under national law.

We also own a second patent family that specifically covers bemnifosbuvir (the hemisulfate salt of AT-511), related compounds, pharmaceutical compositions, process of preparation, and methods to treat HCV using bemnifosbuvir. This family includes three issued US patents (US Patent Nos. 10,519,186; 10,894,804; and 12,006,340) covering bemnifosbuvir or a process to prepare bemnifosbuvir. This family is currently in the national phase of prosecution in Argentina, ARIPO, Australia, Brazil, Canada, China,

Colombia, the EAPO, Georgia, Hong Kong, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, Nigeria, New Zealand, the Philippines, Russia, Singapore, Taiwan, Thailand, Vietnam, Ukraine, Uzbekistan, and South Africa. The patent has now been granted by the European Patent Office. We have over 75 granted foreign patents and over 20 pending applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2038, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own two patent families that disclose methods for the treatment of coronaviruses. These families include five granted US patents (US Patent Nos. 10,874,687; 11,707,480; 11,783,038; 11,813,278; 12,226,429; and 12,551,499). Patent applications in this family have been granted in China, Japan and the EPO, and applications are pending in Australia and Canada. The expected year of expiration for patents issued from these families, if valid and enforceable, is 2040 or 2041, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We own a fifth patent family that discloses the use of AT-511 or a pharmaceutically acceptable salt thereof for the treatment or prevention of a positive-stranded RNA virus infection, including a Flaviviridae viral infection such as dengue, West Nile, or yellow fever. This family consists of two issued US patents (US Patent Nos. 10,946,033 and 11,975,016) and is currently pending or granted in Australia, Brazil, Canada, China, the EAPO, the EPO, Hong Kong, Indonesia, Japan, Korea, Malaysia, Nigeria, Russia, Singapore, Thailand, Vietnam, and South Africa. We have over 50 foreign patents granted and eight pending patent applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2037, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

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

We also own a ninth patent family that discloses additional processes for the manufacture of AT-511 and bemnifosbuvir. This family consists of one pending patent application in the US in addition to pending applications in Argentina, Australia, Canada, China, the EPO, Hong Kong, India, Japan, Korea, Mexico, New Zealand, and Taiwan. The expected year of expiration for patents issuing from these non-provisional patent applications, if valid and enforceable, is 2041, without regard to any adjustments of term that may be available under US or other national law.

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

We also solely own an eleventh patent family covering the combination of bemnifosbuvir and ruzasvir. This family consists of one granted US patent (US Patent No. 12,458,656) two pending US patent applications, and currently pending or granted applications in the United Arab Emirates, Argentina, Australia, Brazil, Canada, China, Colombia, the EAPO, the EPO, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, the Philippines, Qatar, Russia, Saudi Arabia, Singapore, Thailand, Taiwan, and South Africa. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2042, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national laws.

We also solely own a twelfth patent application covering the FDC regimen of bemnifosbuvir and ruzasvir. The expected year of expiration for patents issuing from this application, if valid and enforceable, is 2046, without regard to any adjustments of term that may be available under US or other national law.

AT-587

We own a patent family that describes AT-587 or a pharmaceutically acceptable salt thereof, pharmaceutical compositions of AT-587 or the pharmaceutical salts thereof, and methods to treat HEV using AT-587 or a salt thereof. This family currently consists of pending PCT and Taiwanese applications. The expected year of expiration for this patent family, if issued, valid and enforceable, is 2046, without regard to any extensions, adjustments, or restorations of term that may be available under US or other national law.

Government Regulation and Product Approval

Government authorities in the US, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing and export and import of products such as those we are developing. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the US.

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

Prior to beginning the first clinical trial with a product candidate in the US, a sponsor must submit an IND to the FDA. An IND is a request for allowance from the FDA to administer an investigational drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the investigational product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. Once submitted, the IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA allowance to begin a clinical trial.

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

Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board ("DSMB"), which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. Each of our HCV Phase 3 clinical trials are being monitored by a DSMB.

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

During the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach alignment on the next phase of development. In January 2025, we met with the FDA at an end of Phase 2 meeting to review the Phase 2 study results and align on the design and parameters of the HCV Phase 3 clinical program we are currently conducting.

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

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical sites to assure compliance with GCPs.

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

Other Healthcare Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation, US federal and state anti-kickback, fraud and abuse, false claims, pricing reporting, and physician payment transparency laws and regulations regarding drug pricing and payments or other transfers of value made to physicians and other licensed healthcare professionals as well as similar foreign laws in the jurisdictions outside the US. Such foreign laws and regulations may be broader in scope than the provisions described above and may apply regardless of payor. These laws and regulations may differ from one another in significant ways, thus further complicating compliance efforts. For instance, in the EU, many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medicinal products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the US, on pharmaceutical companies. Certain countries also mandate implementation of commercial compliance programs or require disclosure of marketing expenditures and pricing information. Violation of any of such laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement fines, additional reporting requirements and oversight obligations, contractual damages, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or imprisonment.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. On August 16, 2022, the Inflation Reduction Act of 2022, or ("IRA"), was enacted into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the Secretary of the US Department of Health & Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the US. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the US price of a drug to the lowest price in a group of other countries. In response, multiple pharmaceutical manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the US pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Individual states in the US have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, certain individual states as well as regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. The states of Louisiana and Washington used bidding procedures in 2019 and more recently Minnesota did so in 2021 to secure contracts with suppliers of HCV antiviral therapeutics for certain populations including those covered by Medicare and those in correctional institutions. Other states are currently engaged in similar discussions and legislation including bidding procedures for procurement of HCV therapies for certain federally insured populations is proposed at the federal level. Furthermore, there has been increased interest by third party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

In the EU, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment (“HTA”) was adopted. The Regulation entered into force in January 2022 and has been applicable since January 2025, with phased implementation based on the type of product, i.e. oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It will permit EU member states to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology and making decisions on pricing and reimbursement.

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

As of January 31, 2025, except in limited circumstances, all clinical trials conducted in EU member states (and related applications) are subject to the provisions of the CTR.

Medicines used in clinical trials conducted in EU member states must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization (“MA”). To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MAA. The process of doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

•
“Centralized MA” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of EMA and are valid throughout the EU. The centralized procedure is mandatory for certain types of product candidates, such as: (i) medicinal products derived from biotechnology processes, such as genetic engineering, (ii) designated orphan medicines, (iii) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases and (iv) advanced therapy medicinal products (“ATMPs”) such as gene therapy, somatic cell therapy or tissue-engineered medicines. The centralized procedure is optional for product candidates containing a new active substance not yet authorized in the EU, or for product candidates that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
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

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the PRIority MEdicines (“PRIME”) scheme, which provides incentives similar to the Breakthrough Therapy designation in the US. Launched by EMA in March 2016, the PRIME scheme is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved for medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

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

Pediatric Development

In the EU, MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigational plan ("PIP") agreed with the EMA’s Pediatric Committee ("PDCO"). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which the MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

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

Brexit and the Regulatory Framework in the United Kingdom

Since the end of the Brexit transition period on January 1,2021, and the implementation on January 1, 2025, of the Windsor Framework (as defined below), the United Kingdom (“UK”) has not generally been directly subject to EU laws with respect to medicinal products. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the (EU) CTR is not applicable in the UK. Under the Medicines and Medical Devices Act 2021, the

Secretary of State or an ‘appropriate authority’ has delegated powers to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

Since January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) has been the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland Protocol, different rules applied in Northern Ireland than in Great Britain (“GB”); broadly, Northern Ireland continued to follow the EU regulatory regime. However, on January 1, 2025, a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes, and EU labelling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicinal products.

The UK regulatory framework in relation to clinical trials is derived from pre-existing EU legislation (as implemented into UK law, through secondary legislation). In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

There is no pre-MA orphan designation in the UK. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market, i.e., the prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Should an orphan designation be granted, the period of market exclusivity will be set from the date of first approval of the product in the UK.

Human Capital Resources

As of March 4, 2026, we had 55 full-time employees, including 19 employees with M.D., Ph.D. or Pharm.D. degrees. Of these full-time employees, 38 employees are engaged in research and development activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Name	Age	Position
Executive Officers
Jean-Pierre Sommadossi, Ph.D.	69	President and Chief Executive Officer and Chairman of the Board of Directors
Andrea Corcoran	63	Chief Financial Officer, Executive Vice President, Legal and Secretary
Janet Hammond, M.D., Ph.D.	65	Chief Development Officer
Maria Arantxa Horga, M.D.	57	Chief Medical Officer
John Vavricka	62	Chief Commercial Officer
Wayne Foster	57	Executive Vice President and Chief Accounting Officer
Directors
Franklin Berger (1)(2)	76	Director (Lead Director)
Jerome Adams, M.D. (3)(4)	51	Director
Howard Berman (3)(4)	52	Director
Barbara Duncan (1)(3)	61	Director
Arthur Kirsch (1)(2)	74	Director
Bruno Lucidi (1)(2)	66	Director
Polly A. Murphy, D.V.M., Ph.D. (3)(4)	61	Director
Bruce Polsky, M.D. (2)(4)	71	Director

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Nominating and Corporate Governance Committee.

(4) Member of the Strategy and Public Policy Committee.

Executive Officers

Jean-Pierre Sommadossi, Ph.D., is the founder of our Company and has served as our President, Chief Executive Officer and Chairman of our Board since July 2012. Prior to that, he co-founded and held several roles at Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from 1998 to 2010, including Principal Founder and Chief Executive Officer and Chairman. Dr. Sommadossi also co-founded Pharmasset, Inc., a biopharmaceutical company, in 1998. Dr. Sommadossi has also served as Chairman of the board of directors of Panchrest, Inc., a privately held marketing authorized representative in healthcare, since 2013, and Chairman of the board of directors of Biothea Pharma, Inc., a privately held biotechnology company, since 2021. Dr. Sommadossi has also served as a member of the board of directors of The BioExec Institute since 2004. Previously, Dr. Sommadossi served on the board of directors of ABG Acquisition Corporation from February 2021 to February 2023, as Chairman of the board of directors of Kezar Life Sciences, Inc., a biopharmaceutical company, from June 2015 to May 2022, Vice Chairman of the board of directors of Rafael Pharmaceuticals, Inc., a biopharmaceutical company, from October 2016 to November 2020 and as Chairman of the board of directors of PegaOne, Inc., a biopharmaceutical company, from September 2020 to January 2021. Dr. Sommadossi also served as a member of the Harvard Medical School Discovery Council from 2010 to 2021. Dr. Sommadossi received his Ph.D. and Pharm.D. degrees from the University of Marseilles in France. We believe that Dr. Sommadossi’s extensive scientific, operational, strategic and management experience in the biopharmaceutical industry qualifies him to serve on our Board.

Andrea Corcoran has served as our Chief Financial Officer since October 2020, Secretary since September 2014 and Executive Vice President, Legal since December 2013. Ms. Corcoran previously served as our Executive Vice President, Administration from September 2014 to October 2020. Prior to joining us, Ms. Corcoran served as Senior Vice President, Strategy and Finance at iBio, Inc., a

biotechnology company, from 2011 to 2012, as General Counsel and Secretary at Tolerx, Inc., a privately held biopharmaceutical company, from 2007 to 2011, and as Executive Vice President of Idenix Pharmaceuticals, Inc. from 1998 to 2007. Ms. Corcoran received her J.D. from Boston College Law School and her B.S. from Providence College.

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

Directors

Franklin Berger has served as a member and the Lead Director of our Board since September 2019. Mr. Berger has served as Founder and Managing Director at FMB Research LLC, a consulting firm, since June 2005. Mr. Berger has also served on the boards of directors of Satellos Bioscience Inc. since September 2023 and Kezar Life Sciences, Inc. since January 2016. Mr. Berger previously served on the boards of directors of ESSA Pharma Inc. from March 2015 to October 2025, Rain Therapeutics Inc. from May 2020 to January 2024, Atreca Inc. from October 2014 to May 2024, BELLUS Health, Inc. from May 2010 to June 2023, Five Prime Therapeutics, Inc. from October 2014 to April 2021, Tocagen, Inc. from October 2014 to December 2020 and Proteostasis Therapeutics, Inc. from February 2016 to December 2020. Mr. Berger received his B.A. and M.A. from Johns Hopkins University and his M.B.A. from Harvard Business School. We believe that Mr. Berger’s financial background and experience as an equity analyst in the biotechnology industry combined with his experience serving on the boards of directors of multiple public companies qualifies him to serve on our Board.

Jerome Adams, M.D., has served as a member of our Board since May 2021. Dr. Adams also has served as Presidential Fellow and Executive Director of the Center for Community Health Enhancement and Learning and Distinguished Professor of Practice in the departments of Pharmacy Practice and Public Health at Purdue University and Associate Professor of Anesthesia at Indiana University since October 2021. Dr. Adams served as the 20th Surgeon General of the US from September 2017 to January 2021. Prior to that, Dr. Adams served as the Commissioner of the Indiana State Department of Health from November 2014 to September 2017, where he served as a cabinet advisor on public health matters and led Indiana’s response to Ebola, Zika and HIV crises. Dr. Adams has held numerous roles in academia and medicine, including General Anesthesiologist at Walter Reed Medical Center from 2018 to 2021 and at Ball Memorial Hospital from 2006 to 2017 and Associate Professor of Anesthesia at Indiana University from January 2008 to September 2017. Earlier in his career, Dr. Adams was a Clinical Research Assistant at Eli Lilly and Company. He has served in leadership positions at a number of professional organizations, including the American Medical Association, the Indiana State Medical Association, and the Indiana Society of Anesthesiologists. Dr. Adams received his B.S. in Biochemistry and B.A. in Psychology from the University of Maryland, Baltimore County, his M.D. from the Indiana University School of Medicine and his M.P.H. from the University of California, Berkeley. We believe that Dr. Adams’ extensive leadership and public sector experience qualifies him to serve on our board.

Howard Berman, Ph.D., has served as a member of our Board since June 2025. Dr. Berman is the founder of Coya Therapeutics, Inc., a biotechnology company, where he has served as Executive Chair since November 2024 and previously served as Chief Executive Officer and Chairman of the board of directors from March 2020 to November 2024. Dr. Berman has also served on the board of directors of Bertex, LLC since 2006. Previously, Dr. Berman founded and served on the board of directors of Imaware Inc., a private at-home health testing and diagnostics company from March 2018 to March 2024. Dr. Berman has also previously served in positions of increasing responsibility as a Senior Medical Liaison at Abbvie Inc. from April 2013 to June 2020, at Eli Lilly and Company from May 2009 to March 2013, and at Novartis Pharmaceuticals, Inc. from April 2003 to May 2006. Dr. Berman received his B.S. from the University of Michigan and Ph.D. from Weill Cornell Medical School. We believe that Dr. Berman is qualified to serve on our Board due to his experience in the biotechnology industry and service as a public company executive and board member.

Barbara Duncan has served as a member of our Board since October 2020. Ms. Duncan served as Chief Financial Officer and Treasurer at Intercept Pharmaceuticals, Inc. from May 2009 to June 2016. Ms. Duncan has also served on the boards of directors of Ovid Therapeutics, Inc. since June 2017, Halozyme Therapeutics, Inc. since February 2023, Convergent Therapeutics, a privately held biopharmaceutical company, since December 2024 and PhoreMost Ltd., a privately held biopharmaceutical company since June 2025. Previously, Ms. Duncan served on the boards of directors of Fusion Pharmaceuticals Inc. from October 2020 to May 2024, Jounce Therapeutics, Inc. from February 2016 to April 2023, Adaptimmune Therapeutics plc from June 2016 to May 2023, Immunomedics, Inc. from March 2019 to October 2020, Innoviva, Inc., from November 2016 to April 2018, Aevi Genomic Medicine, Inc., from June 2015 to January 2020, and ObsEva S.A. from November 2016 to May 2021. Ms. Duncan received her B.A. from Louisiana State University and her M.B.A. from the Wharton School, University of Pennsylvania. We believe Ms. Duncan is qualified to serve on our Board due to her financial expertise, experience in the biotechnology industry and service as a public company executive and board member.

Arthur Kirsch has served as a member of our Board since February 2025. Mr. Kirsch has served as a Senior Advisor at Alvarez & Marsal Life Science Industry Group, a global professional services firm, since 2019. Previously, Mr. Kirsch was a Managing Director and Senior Advisor at GCA Global, LLC, a global investment banking firm, from 2005 to 2019, where he was responsible for healthcare investment banking activities. From May 1994 to May 2004, Mr. Kirsch served as Executive Vice President, Head of Research at Vector Securities, LLC, a brokerage firm. From February 1990 to May 1993, Mr. Kirsch served as President of Natwest Securities Limited, a brokerage firm. From June 1979 to February 1990, Mr. Kirsch served at Drexel Burnham Lambert, Inc., an investment banking firm, where he held the position of Executive Vice President, Head of Equity Division. Mr. Kirsch has served on the board of directors of Liquidia Corporation, a biopharmaceutical company, since December 2016 and Evommune, Inc. since November 2025. Mr. Kirsch has previously served on the boards of directors of Kadmon Holdings, Inc. from May 2019 to November 2021, Immunomedics, Inc. from August 2015 to October 2016, POZEN Inc. from May 2004 to May 2015 and Aralez, Inc. from February 2016 to May 2019. Mr. Kirsch received his B.S. from the University of Rhode Island and his M.B.A. from Bernard M. Baruch College, Columbia University. We believe Mr. Kirsch’s extensive experience in the healthcare and life sciences industries and as a strategic advisor qualifies him to serve on our Board.

Bruno Lucidi has served as a member of our Board since September 2014. Mr. Lucidi has served as an independent consultant to biotechnology companies since July 2013. Mr. Lucidi served as a Life Sciences Expert at Wallonia Trade and Foreign Investment Agency, an economic development agency, from

January 2017 to June 2020. Mr. Lucidi also founded and served as Chief Executive Officer at AgenTus Therapeutics (now Mink Therapeutics), a pre-clinical stage biopharmaceutical company, from October 2017 to September 2019. Previously, Mr. Lucidi served as Chief Executive Officer at Karolinska Development AB, an investment company investing in and managing a portfolio of Nordic life science companies from 2014 to 2015, Vice President of Pediatric Vaccines at GSK Biologicals from 2009 to 2012, Worldwide Vice President of Oncology & Virology at Johnson & Johnson from 2002 to 2005, and held leadership roles at Bristol-Myers Squibb from 1994 to 1998, including Senior Director Virology Europe and Director, Oncology Europe. Mr. Lucidi received his B.S. from Saint Romain en Gal and was trained in Oncology at the Villejuif Gustave Roussy Institute, Villejuif, France, in Marketing and Strategic Management of Companies at the École Supérieure de Commerce, Paris, France, and in Finance, Merger and Acquisitions at the Investment Banking Institute in New York. We believe that Mr. Lucidi is qualified to serve on our board due to his extensive leadership experience in the life science industry as an executive of pharmaceutical companies and other organizations at various stages of development and his expertise commercializing antiviral and other drug products on a global basis.

Polly A. Murphy, D.V.M., Ph.D. has served as a member of our Board since August 2020. Previously, Dr. Murphy served as the Chief Business Officer of Avadel Pharmaceuticals plc from May 2024 to February 2026 and UroGen Pharma, Inc. from August 2020 to May 2024. Dr. Murphy also previously served in various leadership roles at Pfizer, Inc. from September 2008 to August 2020, including as Vice President and Head of Oncology Early Commercial Development from January 2019 to August 2020, Vice President and Head of Oncology Global Marketing and Commercial Development from June 2017 to December 2018, Vice President and Head of Strategy and Business Development in China from November 2013 to May 2017, and Vice President Worldwide R&D Business Development from 2009 to 2012. Dr. Murphy has served on the board of directors of Celcuity Inc. since September 2022. Dr. Murphy received her D.V.M. and Ph.D. from Iowa State University and M.B.A. from Nova Southeastern University. We believe Dr. Murphy is qualified to serve on our Board due to her experience in the pharmaceutical industry in business development and commercialization.

Bruce Polsky, M.D., MACP, FIDSA, has served as a member of our Board since November 2014. Dr. Polsky is the Chairman of the Department of Medicine at NYU Langone Hospital – Long Island in Mineola, New York, where he has practiced since May 2015. He also has served as Professor and Chairman of the Department of Medicine and as an Associate Dean at NYU Grossman Long Island School of Medicine since February 2019. During the period from December 1998 to May 2019, Dr. Polsky held positions at several institutions, including Professor of Medicine at Stony Brook University School of Medicine from 2017 to 2019, Chair of the Department of Medicine and Senior Attending Physician, Departments of Medicine and Laboratory Medicine at Mount Sinai St. Luke’s and Mount Sinai Roosevelt Hospitals from 2009 to 2015, Professor of Medicine and Pathology at Icahn School of Medicine at Mount Sinai from 2014 to 2015, John H. Keating Sr. Professor of Clinical Medicine at Columbia University College of Physicians and Surgeons from 2009 to 2013, Medical Director, Clinical Virology Laboratory, Department of Pathology and Laboratory Medicine at St. Luke’s-Roosevelt Hospital Center from 1998 to 2013 and Chief, Division of Infectious Diseases and Senior Attending, Departments of Medicine and Pathology and Laboratory Medicine at St. Luke’s-Roosevelt Hospital Center from 1998 to 2012. Dr. Polsky received his B.S. from University of Michigan and M.D. from Wayne State University. We believe that Dr. Polsky is qualified to serve on our Board due to his extensive medical and scientific knowledge and the depth and breadth of his experience as a leading practicing infectious disease physician.

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

We are a clinical-stage biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to successfully develop, obtain marketing approval, manufacture a product on a commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or have third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

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

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2026 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the years ended December 31, 2025 and December 31, 2024, our operating expenses were $180.9 million and $193.0 million, respectively. As of December 31, 2025, we had an accumulated deficit of $522.6 million.

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

In order to obtain the FDA’s or a foreign regulatory authority’s approval to market any product candidate in the US or abroad, respectively, we must submit to the FDA a New Drug Application (“NDA”) or similar application to the foreign regulatory authority demonstrating to the FDA’s or foreign regulatory authority’s satisfaction that the product candidate is safe and effective for its intended use(s). This demonstration requires significant research and extensive data from in vitro and in vivo laboratory experiments and animal tests, which are referred to as nonclinical or preclinical studies, as well as human tests, which are referred to as clinical trials. Additionally, extensive data related to the chemistry and physical characteristics of the product candidate, the intended packaging of the commercial product, the processes to be used for consistently manufacturing the product candidate in commercial quantities in accordance with certified Good Manufacturing Practices (“GMP”) and the results of stability studies to establish shelf life of the product must also be included in the NDA and similar foreign regulatory applications.

Furthermore, the costs of advancing product candidates into each succeeding clinical development phase tend to increase substantially over time. For example, the costs of our HCV Phase 3 development program are substantially greater than the costs we incurred in our Phase 2 development program. These increased Phase 3 costs are attributable to a number of factors including a significantly increased number of patients enrolled in the Phase 3 program and costs associated with the use of an active comparator in the Phase 3 program which was not a part of the Phase 2 program. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability.

Further, we expect we will continue to incur substantial operating expenses if or as we:

•
continue to discover and develop additional product candidates;
•
successfully complete clinical trials and seek regulatory approval for the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV AT-587 for the treatment of HEV or other product candidates, if any;
•
establish long-term manufacturing and supply chain capacity, including US domestic manufacturing capacity, sufficient to provide long term commercial quantities of any product candidates for which we may obtain marketing approval, if any;
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

Furthermore, our ability to successfully develop, commercialize and license any products and generate product revenue is subject to substantial additional risks and uncertainties. Our HCV and HEV product candidates and any future product candidates we may discover, license or otherwise acquire, will require regulatory approval in not less than one jurisdiction, the securing of manufacturing supply, capacity, distribution channels and expertise, the use of external vendors, the building of or other access to a commercial organization, substantial investment and significant marketing efforts before we generate any revenue from product sales. Additionally, our HCV and HEV product candidates and any future product candidates require additional preclinical and clinical development. As a result, we expect to continue to use cash for operating activities and incur operating expenses and operating losses for the foreseeable future. The use of cash and incurrence of operating expenses and operating losses has had, and we expect will continue to have, an adverse effect on our working capital.

The amount of future expenses or losses and our ability to achieve or maintain profitability in future years, if ever, are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near term, and might never generate revenues from the sale of products. Our ability to generate product revenue and maintain profitability will depend on, among other things, successful completion of the development of our HCV and HEV product candidates and other product candidates, if any; obtaining necessary regulatory approvals from the FDA and foreign regulatory authorities; establishing manufacturing and sales capabilities; successfully manufacturing commercial scale quantities of products, market acceptance of our products, if approved, and establishing marketing infrastructure or otherwise arranging to commercialize our product candidates for which we obtain approval; and raising sufficient funds to finance our activities. We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings in the future, our business, prospects, and results of operations may be materially adversely affected.

We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly completing the late stage development of the regimen of bemnifosbuvir and ruzasvir, the manufacture of commercial launch supply, the preparation and submission of an NDA and other similar applications seeking marketing approval for our HCV product candidate. Also, we anticipate that we may incur substantial expenses in connection with the development of AT-587 for the treatment of HEV, and in connection with the discovery, license or other acquisition and potential development of other product candidates, if any. If we successfully develop and receive regulatory approval to market the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or any other product candidates, we expect we will also incur substantial expenses in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize such products. Additionally, in April 2025, our Board authorized the utilization of up to $25.0 million of cash to repurchase our common stock (“Share Repurchase Program”). As of December 31, 2025, we have completed the Share Repurchase Program expending the total authorized amount of $25.0 million, net of transaction costs and excise taxes. Under the Share Repurchase Program, we repurchased, retired and returned to authorized but unissued status 7,673,792 shares of common stock.

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

•
the timing of and costs associated with the development of AT-587 for the treatment of HEV and the discovery, license or acquisition of a product candidate for the treatment of other diseases resulting from infection with single stranded RNA viruses;
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

In the future, we may enter into strategic collaborations or other transactions. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from the currently ongoing HCV Phase 3 clinical program. There is no assurance we will conclude any specific transaction or outcome. If we do identify suitable collaboration candidates or strategic partners, we may not be able to complete such collaborations or other strategic transactions timely or on favorable terms, or at all. Any collaborations or other strategic transactions may not strengthen our competitive position, and these transactions may be viewed negatively by stock research analysts or investors, and we may never realize the anticipated benefits of such transactions. We may decide to issue our common stock or other equity securities to a strategic partner or collaborator which would reduce the percentage ownership of our existing stockholders. In addition, we may not be able to successfully integrate with any collaborator or strategic partner in an effective, timely and non-disruptive manner. Collaborations or other strategic transactions may also divert management attention from day-to-day responsibilities, lead to a loss of key personnel, increase our expenses and reduce our cash and investments available for operations and other uses. We cannot predict the number, timing or size of future collaborations or strategic partnerships or the effect that any such transactions might have on our operating results.

We have not generated any revenue from product sales and may not be able to achieve profitability.

We incurred a net loss of $158.3 million for the year ended December 31, 2025. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV and HEV product candidates and future product candidates, if any, will require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including the Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, as well as our preclinical studies and other clinical trials, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete additional investigational drug application (“IND”) enabling studies and successfully submit INDs, clinical trial application (“CTAs”) or comparable applications to allow us to initiate clinical trials for AT-587, our HEV product candidate, and any other product candidates;
•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our HCV and HEV product candidates or any future product candidates;
•
our ability to demonstrate to the satisfaction of the FDA or similar foreign regulatory authorities the safety and efficacy of our HCV and HEV product candidates or any future product candidates;
•
the prevalence, duration and severity of potential side effects or other safety issues experienced with our HCV and HEV product candidates or future product candidates, if any;
•
the timely receipt of necessary marketing approvals from the FDA, European Medicines Agency ("EMA") and other foreign regulatory authorities;
•
the availability, actual and perceived advantages and relative cost, convenience, safety and efficacy of our HCV and HEV product candidates or other product candidates we may be able to commercialize, compared to other commercially available therapies for the targeted indications, or, in the case of HEV other interventions, as well as the accuracy and sufficiency of clinical evidence supporting any such advantages of our product candidates;
•
the willingness of physicians, operators of clinics and patients to conduct or participate in clinical trials evaluating our product candidates and, if successfully developed, to utilize or adopt our HCV and HEV product candidates or any future product candidates, if approved as antiviral therapies;

•
our ability and the ability of third parties with whom we contract to manufacture adequate clinical and commercial supplies of our HCV and HEV product candidates or future product candidates, remain in good standing with regulatory authorities and develop, validate and maintain commercially viable manufacturing processes that are compliant with current good manufacturing practices (“cGMP”) or similar requirements outside the US;
•
our ability to successfully establish a commercial strategy and thereafter commercialize our HCV and HEV product candidates or any future product candidates, in the US and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and
•
our ability to establish, maintain, protect and enforce intellectual property rights in and to our HCV and HEV product candidates or any future product candidates.

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

As of December 31, 2025, we had US federal and state net operating loss carryforwards (“NOLs”), of $202.8 million and $219.3 million, respectively.

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

For the years ended December 31, 2025 and 2024, we have completed a Section 382 study, the results of which indicated that no ownership shift occurred during such respective period. However, this conclusion could be challenged by tax authorities. In addition, future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Sections 382 and 383 of the Code. For these reasons, we may not be able to utilize existing NOLs or research and development credit carryforwards or net operating losses and research and development credits that may be generated in the future.

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, which will require significant additional clinical testing, including successful completion of Phase 3 clinical testing, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

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

During the near term, we expect to devote substantial efforts and financial resources to complete the Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, manage clinical, medical affairs and manufacturing activities, including the manufacture of commercial launch supply, seek and obtain regulatory approvals in multiple jurisdictions, secure additional sources of manufacturing supply and capacity, build or otherwise access a commercial organization, and engage in significant pre-launch efforts.

We cannot be certain that our HCV product candidate, our HEV product candidate or any future product candidates will be successful in clinical trials, receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate. Additionally, our ability to successfully commercialize a product will also be dependent upon our ability to timely manufacture at commercial scale the quantities of product that will satisfy market demand.

Even if we receive approval to market our HCV product candidate, our HEV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete if the regimen of bemnifosbuvir and ruzasvir is approved for the treatment of HCV.

We cannot be certain that, if approved, the safety and efficacy profile of the regimen of bemnifosbuvir and ruzasvir will be consistent with the results observed in clinical trials. If we are not successful in the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, if the required regulatory approvals for this product candidate are not obtained, if there are significant delays in the development or approval of this product candidate or in supplying commercial quantities of the regimen of bemnifosbuvir and ruzasvir or any other product, if approved, on an uninterrupted basis, or if we are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

Clinical development, including enrollment of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

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

To date, we have not successfully concluded any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application for AT-587 or any future product candidate will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even for trials that begin or have begun, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials.

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
•
clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us to conduct additional clinical trials or abandon development of such product candidates;
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing process; and
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

Any inability to successfully complete our Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of any planned clinical trials we may initiate for our HEV product candidate or otherwise could result in additional costs to us or impair our ability to seek approval for our HCV and HEV product candidate or any future product candidates and ultimately generate revenue from product sales.

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

Further, conducting clinical trials in foreign countries for our HCV and HEV product candidates or other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. For example, as part of our C-FORWARD HCV Phase 3 clinical trial, we are anticipating that clinical trial sites in Ukraine will enroll patients in the study. To the extent that these patients are not able to complete the study or there is a loss of data related to those patients as a result of the ongoing conflict in that area or otherwise, there may be a delay in completing the study or an adverse impact on the results from the study.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials being conducted outside North America may change and additional government regulations may be enacted. For instance, with very limited exception for certain EU countries and certain clinical trials, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“EU Clinical Trials Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. With very limited exception for certain EU countries and certain clinical trials, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. As a result, the CTAs we have submitted in connection with the conduct of our HCV Phase 3 clinical trial in the EU were prepared in compliance with the CTR requirements. We have limited experience submitting applications under the CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which will take full effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

Our product candidates may be associated with serious adverse events (“SAEs”), undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

Adverse events (“AEs”) or other undesirable side effects caused by our product candidates could cause us, our collaborators, any DSMB for a trial, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities.

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

If any SAEs occur, clinical trials or commercial distribution of any product we successfully develop could be suspended or terminated, and our business could be seriously harmed. Treatment-related side effects could also affect patient recruitment and the ability of enrolled patients to complete the trial or result in potential liability claims. Regulatory authorities could order us to cease further development of, deny approval of, or require us to cease selling any product candidate or product for any or all targeted indications. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidate or product may be harmed, and our ability to generate revenues from such product may be delayed or eliminated. Additionally, if one or more of our product candidates receives marketing approval and we or others later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

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

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical needs for such condition, the product candidate sponsor may apply for Fast Track designation. The sponsor of a product candidate that has received Fast Track designation may have opportunities for more frequent interactions with the FDA review team during product development and, once an NDA is submitted, the NDA may be eligible for priority review. An NDA for a Fast Track designated product candidate may also be eligible for rolling review, where the FDA may consider review of sections of the NDA on a rolling basis before the complete NDA is submitted.

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

Part of our strategy involves identifying novel product candidates. For example, we are currently conducting IND/CTA enabling studies of AT-587 for the treatment of HEV and are engaged in internal efforts to identify product candidates for other diseases resulting from infection with single stranded RNA viruses.

Our efforts to discover additional product candidates may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:

•
we may not be able to assemble sufficient resources to acquire or discover additional product candidates;
•
competitors may develop alternatives that render our potential product candidates obsolete or less attractive;
•
potential product candidates we develop may nevertheless be covered by third-parties’ patent or other intellectual property or exclusive rights;
•
potential product candidates may, in further study, be shown to have harmful side effects, toxicities or other characteristics that indicate that they are unlikely to be products that will receive marketing approval or achieve market acceptance, if approved;
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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, and the development of AT-587 for the treatment of HEV and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to such product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

We are developing our product candidates for the treatment of serious conditions and therefore may decide to seek approval of such product candidates under the FDA’s accelerated approval pathway. A product candidate may be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition and generally provides a meaningful advantage over available therapies, upon a determination that the product candidate has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit.

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, confirmatory studies to verify and describe the drug’s clinical benefit. If the sponsor fails to conduct such studies in a timely manner, or if such confirmatory studies fail to verify the drug’s predicted clinical benefit, the FDA may withdraw its approval of the drug on an expedited basis. Additionally, as a part of the Food and Drug Omnibus Reform Act of 2022, the FDA obtained statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to have a confirmatory trial underway prior to such approval being granted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved for medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of a MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the US and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that neither of the HCV product candidate or the HEV product candidate we are developing or other product candidates, if any, that we may seek to develop in the future, will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

The process of obtaining marketing approvals, both in the US and abroad, is expensive, may take many years if numerous clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. For instance, the EU pharmaceutical legislation has been undergoing a complete review process. The European Commission’s proposed changes would affect the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc. The changes have not yet been formally adopted. The proposed changes are not expected to enter into application before 2028 and may have a significant impact on the pharmaceutical industry and our business in the long term.

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, government efficiency initiatives, including initiatives and programs recently undertaken in the US, have resulted in a number of employees leaving the FDA which may impact the ability of the agency to timely complete critical activities associated with our HCV development review and process our regulatory submissions.

If a prolonged government shutdown occurs, or funding shortages, staffing limitations, or global health concerns similar to the COVID-19 pandemic prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Despite security measures that we and our critical third parties (e.g., service providers and collaborators) implement, our information technology systems may be vulnerable to attacks by hackers or internal bad actors, or breached due to human error, a technical vulnerability, malfeasance or other disruptions. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, level of persistence, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. We may not be able to anticipate all types of security threats, nor may we be able to implement preventive measures effective against all such security threats. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Because of this, we may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques, including artificial intelligence (“AI”), that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Additionally, integration of AI in our or any third party’s operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our CROs and other contractors and consultants or that any such significant breakdowns, data leakages or breaches will be timely discovered, disclosed (if applicable) and remediated.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product candidate development programs. For example, the loss of data from completed, ongoing or planned preclinical studies or clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability, the further development of our product candidates could be delayed and the cost of such further product candidate development could be increased. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our information technology systems and confidential information.

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

In August 2011, the Budget Control Act of 2011 imposed aggregate reductions of Medicare payments to providers, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032. Further, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, beginning January 1, 2024. The rebate was previously capped at 100% of a drug’s average manufacturer price.

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

Additionally, on August 16, 2022, the IRA was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program (which began in 2025). The IRA permits the HHS Secretary to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. CMS has published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027. Each year thereafter, more Part B and Part D products will become subject to the HHS price negotiation program, although the program is currently subject to legal challenges. HHS has issued and will continue to issue guidance implementing the IRA. While the impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the US. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the US to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, although final regulations have not yet been published. Pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

We expect that additional US federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the US federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the US have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, states and other regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. The states of Louisiana and Washington used bidding procedures in 2019 and more recently Minnesota did so in 2021 to secure contracts with suppliers of HCV antiviral therapeutics for certain populations including those covered by Medicare and those in correctional institutions. Other states are currently engaged in similar discussions, and similar programs are being proposed by US federal government legislators. The existing and future state, regional and individual hospital programs, and if enacted, any future federal program, could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

Our business may be affected by the evolving regulatory framework relating to the use of AI.

We are increasing our use of AI tools and technology throughout our business. The regulatory framework for AI is rapidly evolving as many federal, state, and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect our use of AI.

It is possible that new laws and regulations will be adopted in the US and in other non-US jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI for our business. The cost of compliance with such laws, regulations, or decisions and/or guidance interpreting existing laws could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI. Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

In the biopharmaceutical industry, AI is being increasingly used by companies and entities with which we compete. We are increasing our use of AI but other entities may be more advanced in their deployment and use of AI which may enhance such other entities’ business operations particularly their discovery efforts and the integration of operational efficiencies in the preclinical and clinical development of product candidates. If we are unable to use AI as effectively as our competitors, we could experience competitive disadvantages.

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

For the treatment of HCV, we will face significant competition from approved and authorized oral treatments. The approved HCV drugs are well-established products and are widely-accepted by physicians, patients and third-party payors. For other diseases that we may target, we may face competition from drugs approved for treatment of such diseases as well as other treatments in development.

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

There are significant expenses and risks involved with building our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, generate sufficient sales leads, provide adequate training for sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay the product launch, and adversely impact the commercialization of our product candidates, if approved. Additionally, if the commercial launch of our product candidates for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting US trade, manufacturing, development or investment, could result in additional restrictions on our ability to manufacture materials for our research programs, preclinical studies, clinical trials and our manufacture of product for commercialization, if approved, or significantly increase our costs. In recent years, the US has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries, in particular China, Mexico, Canada and the EU. A number of other nations have proposed or instituted similar measures directed at trade with the US in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Various tariffs enacted by the US federal government in 2025 have been subject to successful legal challenge, but it remains unclear whether and to whom those tariffs may be refunded, and the US federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers including for the manufacture of commercial supply, if approved. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of a natural disaster, public health crises, trade disruptions, or changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates and if approved, to commercialize our products. Tariffs on certain Chinese origin goods may impact the cost of manufactured materials we import from China for our research programs, preclinical studies and clinical trials and for commercialization of products, if any, that may be approved. Additionally, the indirect impact of inflationary pressure on costs throughout the supply chain may result in higher input costs, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

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

We do not have multiple sources of supply for all of the components used in our product candidates, nor long-term supply contracts, and certain of our suppliers are critical to our production. If we were to lose a critical supplier, it could have a material adverse effect on our ability to complete the development of our product candidates and our efforts to manufacture products for commercialization, if approved. If we obtain regulatory approval and seek to commercialize any approved product we will need to expand the number of manufacturers supplying components of such approved product.

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

As part of any application for marketing approval, regulatory authorities generally conduct inspections that must be satisfactory prior to the approval of the product. Failure of manufacturing suppliers to successfully complete these regulatory inspections could result in delays or prevent the approval of our product candidates. In addition, if supply from the supplier of an approved product is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA amendment or supplement, which could result in further delay. The FDA or other regulatory authorities outside of the US may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

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

We are dependent on third parties to conduct critical aspects of the Phase 3 and other clinical development activities for our HCV product candidate, the regimen of bemnifosbuvir and ruzasvir. We are also dependent on third parties to conduct preclinical studies for AT-587 and we expect to rely on third parties for the clinical development of AT-587. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the

US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process.

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

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive monetary or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or foreign regulatory authorities conclude that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned, and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any NDA or similar applications we submit to the FDA or foreign regulatory authorities. Any such delay or rejection could prevent us from commercializing our product candidates.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs and substantially all our clinical trial sites have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties or do so on commercially reasonable terms. Switching or adding additional CROs, investigators and other third parties involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which could materially impact our ability to meet our desired clinical development and regulatory submission timelines. Though we carefully manage our relationships with our CROs, investigators and other third parties, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

•
collaborations may be terminated which may result in a need for additional capital to pursue further development or commercialization or result in delays in development or commercialization of the applicable product candidates; and
•
collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all.

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

Our commercial success depends in part on our avoiding actual and allegations of infringement, misappropriation or other violation of the patents and other proprietary rights of third parties. There is a substantial amount of litigation, both within and outside the US, involving patent and other intellectual property rights in the pharmaceutical industry, including patent infringement lawsuits, interferences, oppositions, re-examination, and post-grant and inter partes review proceedings before the USPTO and similar proceedings in foreign jurisdictions, such as oppositions before the European Patent Office (“EPO”). Numerous US and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the pharmaceutical industry expands and more patents are issued, and as third parties become more aware of our product pipeline, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

On October 22, 2024, seventeen years after its priority date, the USPTO issued US Pat. No. 12,121,529 (“ '529 patent”) to Gilead Sciences with claims that again purport to cover bemnifosbuvir. We believe that the '529 patent will expire in March 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the '529 patent prior to commercialization of a bemnifosbuvir product candidate. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost or prevent us from commercializing such product candidate.

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

Bemnifosbuvir, the product candidate we are developing in combination with ruzasvir for the treatment of HCV, and AT-587, the product candidate we are developing for the treatment of HEV, are each nucleotide prodrugs and other product candidates we may develop, may also be or include nucleotide prodrugs, or nucleotide phosphoramidates. A number of companies and universities have patent applications and issued patents in this general area, including for viral indications, such as, for example, Gilead Pharmasset, LLC; Gilead Sciences; Merck & Co.; Bristol Myers Squibb; F. Hoffmann-La-Roche Ltd.; University of Cardiff; University College Cardiff Consultants; NuCana, plc; Janssen Pharmaceutical Companies; Medivir AB; and others. If any of these companies or universities, or others, assert that a patent it holds is infringed by any of our product candidates or their use or manufacture, we may be drawn into expensive litigation, which may affect our business, take the time of and distract the attention of our employees, and if the litigation is successful, could affect the profitability of our products or prohibit their sale.

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

A number of pharmaceutical companies have been the subject of intense review by the FTC or a corresponding agency in another country based on how they have conducted or settled drug patent litigation, and certain reviews have led to an allegation of an antitrust violation, sometimes resulting in a fine or loss of rights. We cannot be sure that we would also not be subject to such a review or that the result of the review would be favorable to us, which could result in a fine or penalty.

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

The term of any individual patent depends on applicable law in the country where the patent is granted. In the US, provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such product candidates are commercialized. For patents that are eligible for extension of patent term, we expect to seek extensions of patent terms in the US and, if available, in other countries, however there can be no assurance that we will be granted any patent term extension we seek, or that any such patent term extension will provide us with any competitive advantage.

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

On June 3, 2019, we received an anonymous third-party Observation filed in connection with our international Patent Cooperation Treaty patent application for our second patent family, which covers the hemisulfate salt form of AT-511, or bemnifosbuvir. The Observation generally challenged the patentability of the hemisulfate salt bemnifosbuvir over the free base AT-511 described in our first patent family. On August 1, 2019, we filed a response to the Observation describing that the bemnifosbuvir hemisulfate salt of AT-511 is not obvious in view of the AT-511 free base because bemnifosbuvir disproportionately concentrates in the liver over the heart, as shown in vivo in a dog model, which can provide an increased therapeutic effect to treat HCV, and decreased toxicity because HCV is a disease of the liver. Further, while not raised in the response to the Observation, we have now also shown that bemnifosbuvir has a longer half-life and higher concentration in the lung than in the liver in vivo in monkeys. Observations by anonymous third parties as well as our responses are placed in a file and available to be read and considered by an examiner from any country examining our respective patent applications.

Our composition of matter patent filing on bemnifosbuvir has now been granted in over 70 countries including the US, Europe, China, Japan, Korea, Australia, Brazil, Eurasia, Canada, Israel, New Zealand, South Africa, Russia and Mexico, and is pending in certain other countries and regions.

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in over 70 countries including the US, Europe, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Columbia and Mexico, and is also pending in certain other countries and regions.

On November 4, 2025, the USPTO issued US Patent No. 12,458,656 that covers our method for treating HCV using the combination of bemnifosbuvir and ruzasvir. The expected year of expiration for this patent family, if valid and enforceable, is 2042, without regard to adjustments of term that may be available in the US or other national laws. Similar applications are pending in other countries.

We also solely own a patent application covering the FDC of bemnifosbuvir and ruzasvir. The expected year of expiration for patents, if any, issuing from this application, if valid and enforceable, is 2046, without regard to any adjustments of term that may be available under US or other national law.

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

In June 2023, the European Unitary Patent system and the European Unified Patent Court (“UPC”) were launched. European patentees now have the option, upon grant of a patent, of obtaining a Unitary Patent which is subject to the jurisdiction of the UPC, or nationalizing the patent directly in one or all European countries that are members of the EPO. In addition, conventional European patents, both already granted at the time the new system began and granted thereafter, are subject to the jurisdiction of the UPC, unless actively opted out. This was a significant change in European patent practice. Deciding whether to opt-in or opt-out of Unitary Patent practice entails strategic and cost considerations. The UPC provides our competitors with a new forum to centrally revoke our European patents and makes it possible for a competitor to obtain pan-European injunctions against us. It will be several years before we will understand the scope of patent rights that will be recognized and the strength of patent remedies that will be provided by the UPC. While we have the right to opt our patents out of the UPC over the first seven years of the court’s existence, doing so may preclude us from realizing the benefits of the UPC. Moreover, the decision whether to opt-in or opt-out of Unitary Patent status will require coordinating with co-applicants, if any, adding complexity to any such decision.

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

These types of cost reduction activities are complex and may result in unintended consequences and costs. For example, the duties and obligations of the employees terminated as a result of the workforce reduction have been distributed and assumed among our remaining employees. As a result of this increase in responsibilities for our current employees, this reduction in workforce could make it more difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

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

Our reduction in force in January 2025 may make it more difficult for us to hire qualified personnel in the future. If we seek to hire but are unable to attract such additional personnel, our ability to develop and commercialize product candidates will be limited.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If any of the analysts who cover us, or may cover us, downgrades our common stock or issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies, clinical trials, commercial opportunity prospects or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us (which has recently occurred) or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our restated certificate of incorporation, specifies that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving claims brought against us by stockholders, other than suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended (the "Exchange Act") or any other claim for which the federal courts have exclusive jurisdiction and any action that the Court of Chancery of the State of Delaware has dismissed for lack of subject matter jurisdiction, which may be brought in another state or federal court sitting in the State of Delaware. Our restated certificate of incorporation also specifies that unless we consent in writing to the selection of an alternate forum, the federal district courts of the US shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”). Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above.

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

Evolving and varied expectations for ESG initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

Companies across industries, including our industry, are facing evolving and varied expectations related to their ESG and sustainability practices from certain investors, government entities, customers, employees, and other stakeholders or third parties. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), enhanced compliance or disclosure obligations, increased litigation or reputational damage relating to ESG practices or performance, or other adverse impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others), such initiatives may be costly and may not have the desired effect. Moreover, we may not be able to successfully complete such initiatives due to factors that are within or outside of our control. Even if this is not the case, our actions may subsequently be determined to be insufficient by various stakeholders, and we may be subject to investor or regulator engagement relating to our ESG efforts, even if such initiatives are currently voluntary.

Certain market participants use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings or other reputational issues could result in various negative impacts, including negative investor sentiment, decreased interest in our shares, changes in the cost of capital, or our ability to attract/retain employees, customers, or business partners. Simultaneously, some parties are seeking to restrict or eliminate companies’ attention to ESG matters, and any ESG initiatives we undertake may result in negative reputational impacts from these stakeholders. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism or litigation, it may require us to incur costs or otherwise adversely impact our business.

We may become subject to conflicting laws and regulations related to sustainability and ESG matters. There are requirements that may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. These and other changes in stakeholder expectations may lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, our suppliers and business partners may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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
our cash and investments position;
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
•
continuous monitoring of information systems for vulnerabilities, and a process to effectively remediate those vulnerabilities based on criticality level;
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
•
an incident response team trained on our cybersecurity incident response plan and the procedures detailed in the plan for responding to cybersecurity incidents; and
•
a third-party risk management process for key service providers based on our assessment of their criticality to our operation and respective risk profiles.

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

The Audit Committee receives periodic reports from management on our cybersecurity risks. These reports include updates on our processes for preparing for, preventing and detecting cybersecurity incidents. Between such regular updates, the Audit Committee would be notified by management if a significant cybersecurity threat or incident were to occur. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our information technology ("IT") team has responsibility for, among other things, developing and implementing practices, procedures and controls designed to identify, assess and manage cybersecurity programs and risks. In addition to continuous professional development, the IT team takes further steps, to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Led by our Vice President of IT, our IT team, includes both internal staff and retained consultants who possess expertise and collective experience that spans several decades managing and securing technology infrastructure. Our internal staff who are on the IT team hold industry-recognized certifications, including but not limited to CC and CISSP, underscoring their commitment to continuous professional development and adherence to the highest standards in the field. Our IT team is supplemented by a security committee, comprised of representatives from key functional areas of our business and includes both our CFO and our Sr. VP of Human Resources to whom the Vice President of IT reports.

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

Holders of Our Common Stock

As of March 4, 2026 there were 18 stockholders of record of our common stock, which does not reflect stockholders whose shares were held in nominee or street name by brokers.

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

Issuer Purchases of Equity Securities

On April 17, 2025, we publicly announced that our Board of Directors approved a stock repurchase program (the “Share Repurchase Program”), authorizing the repurchase of up to $25.0 million of the Company’s common stock (“Common Stock”).

Under the Share Repurchase Program, which was completed during the quarter ended September 30, 2025, we repurchased a total of 7,673,792 shares of Common Stock. All repurchases were made in the open market through a trading plan that was adopted by the Company in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended or through privately negotiated transactions. All repurchases were made in accordance with Rule 10b-18 under the Exchange Act and were funded using cash on hand.

For additional information regarding our Share Repurchase Program, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations. – Financial Resources.

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

Overview

We are a late-stage clinical biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biochemistry and virology to discover, develop and commercialize novel, orally administered antivirals to treat serious viral diseases. Our current product candidate pipeline includes the regimen of bemnifosbuvir and ruzasvir which we believe has the potential to improve the current standard of care (“SOC”) for the treatment of patients with hepatitis C virus (“HCV”) infection and AT-587 which we believe has the potential to be the first direct-acting antiviral (“DAA”) for the treatment of patients, particularly immunocompromised patients, with chronic hepatitis E virus (“HEV”) infection.

HCV - Our Goal and our Program

The objective of our HCV development program is to improve upon the current SOC by offering bemnifosbuvir and ruzasvir as a differentiated pan-genotypic protease inhibitor-free, short-duration regimen for patients infected with HCV, if successfully developed and approved. We believe that a novel treatment regimen that can be easily prescribed will benefit today’s HCV population, which is predominately young (20-49 years old) and non-cirrhotic, and it would be a significant improvement to the current SOC.

Presently, there are no short-course (i.e., eight week) nucleotide inhibitor-based, pan-genotypic HCV treatment regimens. Clinical and nonclinical results from studies conducted to date, including a global Phase 2 clinical trial which enrolled 275 HCV infected patients, have shown that the regimen of bemnifosbuvir and ruzasvir has high potency and has been well tolerated. These studies have also shown that the regimen has a low risk for drug-drug interactions with many commonly prescribed medications including proton pump inhibitors and offers the convenience of being able to be taken with or without food. This is a profile that we believe will offer a significant improvement to the current SOC, if approved.

The global HCV Phase 3 program we are conducting consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the US and Canada, and C-FORWARD which has clinical trial sites in countries outside of North America. In these Phase 3 trials we are comparing our regimen of bemnifosbuvir and ruzasvir to an active comparator, the regimen of sofosbuvir and velpatasvir, in patients with chronic HCV infection. We are conducting the Phase 3 program in geographically diverse regions in order to enroll patients with a broad array of HCV genotypes.

C-BEYOND is fully enrolled with over 880 patients, and we expect to report topline results mid-2026. We are actively progressing enrollment of an additional 880 patients in C-FORWARD and expect to report topline results from C-FORWARD at year-end 2026. Pending successful results from these Phase 3 clinical trials, we are targeting submission to US Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval in March 2027.

We are executing a focused chemistry, manufacturing and controls (“CMC”) strategy to provide fixed dose combination (“FDC”) tablets for the completion of the Phase 3 program and to prepare us for potential launch with sufficient commercial supply for projected initial sales if the regimen of bemnifosbuvir and ruzasvir is approved for marketing.

Given the large number of patients currently infected with HCV, which is reported by the US Center for Disease Control and Prevention to be as many as four million persons in the US, and the incidence of newly reported chronic infections continuing to outpace rates of treatment, we expect that a substantial global market will exist for the foreseeable future. In 2025, global net sales of branded HCV therapeutics known in the US as Epclusa® (including the authorized generic copy of Epclusa) and Mavyret® exceeded $2.5 billion with the US accounting for approximately 50% of these sales.

HEV – Our Goal and Our Program

We are developing AT-587 for the treatment of chronic HEV infection in immunocompromised patients. In this high-risk patient population, infection with HEV can rapidly progress to cirrhosis and other serious complications.

There are no DAAs currently available for the treatment of HEV. The most frequent interventions include reduction of immunosuppressive agents which, in solid organ transplant recipients, increases risk of transplant rejection, or off-label treatment with ribavirin which is indicated for treatment of other viruses but hindered by serious adverse events and limited HEV efficacy. The severity of disease in high-risk patients combined with the lack of approved HEV therapies is a substantial unmet medical need which we believe can be addressed if AT-587 is successfully developed.

AT-587 has demonstrated potent nanomolar antiviral activity against HEV in vitro. In single-dose in vivo nonclinical pharmacokinetic studies, high plasma concentrations of the surrogate to the active intracellular triphosphate metabolite were observed in all animal species tested. Results from in vitro toxicology, pharmacology and drug metabolism and pharmacokinetic (“DMPK”) studies indicate the potential for a favorable clinical profile for AT-587. Additional Investigational New Drug Application/Clinical Trial Application (“IND/CTA”) enabling studies are ongoing. Currently, we anticipate initiating clinical development of AT-587 with a first-in-human Phase 1 study in mid-2026.

Developing a treatment for HEV, particularly a product candidate derived from our proprietary platform, is a potentially important and advantageous strategic expansion of our antiviral pipeline. If both product candidates are successfully developed and approved, we will have a hepatology portfolio that we anticipate will improve upon the current SOC for HCV and introduce the first DAA for HEV.

Discovery efforts for other RNA virus infections

We have an extensive library of compounds that have been designed and generated by our medicinal chemists. Currently, we are evaluating select compounds derived from this library in in vitro and in vivo studies to assess the antiviral activity and other properties of such compounds against other RNA viral infections.

In all our discovery and preclinical efforts, we assess where there is a compelling market opportunity and then we aim to identify and advance only those candidates that we believe may have first- or best-in-class profiles with the potential to either become the SOC, or disrupt the existing SOC, and in each case, dramatically improve patient outcomes.

Financial Resources

We believe we are well capitalized to advance our current programs. We had $301.8 million in cash, cash equivalents and marketable securities at December 31, 2025.

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

We continue to focus on options to maximize stockholder value.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

In April 2025, our Board of Directors (“Board”) authorized the repurchase of up to $25.0 million of our common stock (“Share Repurchase Program). The repurchase of shares under the Share Repurchase Program has been completed. Under the Share Repurchase Program, we repurchased an aggregate of 7,673,793 shares of common stock through open market and privately negotiated transactions. The aggregate price of the shares repurchased during the year ended December 31, 2025 was $25.5 million (including transaction costs and excise taxes). All repurchased shares were retired immediately upon receipt and returned to authorized and unissued status.

Expecting that the results of the HCV Phase 3 clinical development program will drive stockholder value and catalyze business development discussions, in November 2025, we concluded the formal engagement to explore strategic partnerships which we previously entered into with Evercore LLC, a global independent investment bank. We remain open to consideration of all opportunities to drive stockholder value including strategic transactions.

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

In addition to a non-refundable upfront payment that we made in February 2022, we agreed to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable in April 2025 when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of bemnifosbuvir and ruzasvir. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir. If we successfully complete the ongoing HCV Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir and are able to complete and submit the NDA to the FDA on our current projected timeline, we anticipate that this next potential milestone may become due and payable during the three months ended June 30, 2027.

Financial Operations Overview

As of December 31, 2025, we had cash and investments of $301.8 million. Net cash used in operating activities was $132.0 million for the year ended December 31, 2025. In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027. As noted above, in April 2025, our Board authorized the Share Repurchase Program. This authorization, which constituted a part of our continuing efforts to maximize value for our stockholders, allowed us to return capital to our stockholders while maintaining the capacity to complete our Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our strategic business plans. Based on our current plans, we anticipate our existing financial resources, will allow us to advance our current and planned clinical programs to and through key inflection points, prepare and submit an application for marketing approval of the regimen of bemnifosbuvir and ruzasvir, engage in a pre-launch activities including the manufacture of the regimen of bemnifosbuvir and ruzasvir in commercial quantities sufficient to meet our initial sales projections and advance to late-stage clinical development of AT-587 for the treatment of HEV.

We expect that our net cash used in operating activities will remain significant as we complete the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, seek regulatory approval, manufacture such product at commercial scale and prepare for and, if approved, pursue commercialization activities; advance AT-587, our HEV product candidate through preclinical and clinical development; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and, if necessary, hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
complete the Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
complete non-clinical NDA enabling activities, including those associated with the manufacture of the regimen of bemnifosbuvir and ruzasvir at commercial scale;
•
seek market approval and prepare for potential commercialization of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
complete IND/CTA enabling studies and initiate clinical development of AT-587 for the treatment of chronic HEV;
•
continue discovery and preclinical activities to identify other potential product candidates for the treatment of diseases caused by other single stranded RNA viruses;
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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Years Ended December 31,
	2025	2024
	(in thousands)
HCV external costs	$109,574	$34,106
COVID-19 external costs	1,490	60,734
Early stage discovery external costs	3,800	943
Internal research and development costs	33,160	48,318
Total research and development expenses	$148,024	$144,101

Substantially all of our resources are focused on the development of our product candidates. We expect our research and development expenses to vary quarter over quarter particularly as we complete our Phase 3 HCV clinical program, manufacture commercial launch supply for the possible commercialization of the regimen of bemnifosbuvir and ruzasvir and advance AT-587 for the treatment of HEV. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture of product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our HCV and HEV product candidates or any other product candidate we may develop will, if ever, receive regulatory approval.

Early stage discovery activities include assessing the antiviral activity, pharmacokinetics, toxicity and other properties of select compounds derived from our nucleos(t)ide library in an effort to identify promising potential product candidates for the treatment of RNA viral infections for which there is no currently approved DAA or for which we believe the current SOC can be improved to address unmet medical needs.

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

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash and investments.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Years Ended December 31,
	2025	2024	Change
	(in thousands)
Operating expenses:
Research and development	$148,024	$144,101	$3,923
General and administrative	32,863	48,849	(15,986)
Total operating expenses	180,887	192,950	(12,063)
Loss from operations	(180,887)	(192,950)	12,063
Interest income and other, net	16,376	25,490	(9,114)
Loss before income taxes	(164,511)	(167,460)	2,949
Income tax benefit (expense)	6,162	(925)	7,087
Net loss	$(158,349)	$(168,385)	$10,036

Research and Development Expenses

Research and development expenses increased by $3.9 million from $144.1 million for the year ended December 31, 2024 to $148.0 million for the year ended December 31, 2025. The net increase was partially driven by an increase in external spend for our HCV Phase 3 clinical development including the purchase of comparator drug and expense related to the achievement of a milestone under the Merck License Agreement. The increase was partially offset by lower external spend related to the COVID-19 program which was concluded in 2024 and lower internal research and development expenses primarily related to a decrease in stock-based compensation and payroll related expense in the year ended December 31, 2025.

General and Administrative Expenses

General and administrative expenses decreased by $16.0 million from $48.8 million for the year ended December 31, 2024 to $32.9 million for the year ended December 31, 2025. The net decrease was primarily related to lower stock-based compensation expense, partially offset by increased professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $9.1 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily due to lower investment balances.

Income Taxes

We recorded an income tax benefit of $6.2 million for the year ended December 31, 2025 as compared to an income tax expense of $0.9 million for the year ended December 31, 2024. The net benefit was primarily the result of recognition of previously unrecognized tax benefits following a lapse in the statute of limitations.

Liquidity and Capital Resources

Sources of Liquidity

As of December 31, 2025, we had cash, cash equivalents and marketable securities of $301.8 million. We believe that our available cash and investments will be sufficient to fund our planned operations through 2027 including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our common stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2025, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs, including selling costs, as we continue to operate as a public company and potentially expand our organization to support and otherwise initiate additional activities in preparation for potential commercialization of the regimen of bemnifosbuvir and ruzasvir.

We will continue to invest significant capital to develop our product candidates and fund operations for the foreseeable future. To fund such investment, we may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•
the scope, timing, rate of progress and costs of our Phase 3 program evaluating the combination of bemnifosbuvir and ruzasvir for the treatment of HCV and our other drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for other product candidates including AT-587 for the treatment of HEV;
•
the outcome of our search for strategic collaborations to strengthen our capabilities to commercialize the regimen of bemnifosbuvir and ruzasvir, if approved;
•
the number and scope of additional clinical programs we decide to pursue;
•
the cost, timing and outcome of preparing for and undergoing regulatory review of our regimen of bemnifosbuvir and ruzasvir for the treatment of HCV and any other product candidates;
•
the scope and costs of development and commercial manufacturing activities;
•
the cost and timing associated with commercializing regimen of bemnifosbuvir and ruzasvir for the treatment of HCV and any other product candidates, if they receive marketing approval;
•
the extent to which we acquire or in-license other product candidates and technologies;
•
the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•
our ability to establish and maintain collaborations on favorable terms, if at all;
•
our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates and, if approved, the commercialization of our products;
•
our maintenance and enhancement of operational, financial and management systems; and
•
the costs associated with being a public company.

A change in the outcome of any of these or other variables with respect to any of our product candidates could significantly change the costs and timing associated with the development or potential commercialization of one or more of our product candidates. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. Any future debt financing that we enter into may impose upon us additional covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs, clinical trials and commercialization activities or we may also be required to sell or license to others rights to our product candidates in certain territories or indications that we would prefer to develop and commercialize ourselves. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

Market volatility, inflation, interest rate fluctuations and other macroeconomic trends and geopolitical events, including civil or political unrest and terrorism, may have a significant impact on the availability of funding sources and the terms on which any funding may be available.

See Part I, Item 1A,“Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statement of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Years Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(132,031)	$(135,499)
Net cash provided by investing activities	188,793	56,105
Net cash provided by (used in) financing activities	(25,745)	267
Net increase (decrease) in cash and cash equivalents	$31,017	$(79,127)

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $132.0 million. Cash used in operating activities was primarily due to a net loss of $158.3 million, accretion of premium and discounts on marketable securities of $4.9 million, income tax benefit of $6.4 million, and an increase in prepaid expenses and other assets of $4.5 million partially offset by stock-based compensation of $20.7 million and an increase in accounts payable and accrued expenses and other liabilities of $21.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended December 31, 2025 was $188.8 million and consisted of sales and maturities of marketable securities of $470.7 million partially offset by purchases of marketable securities of $281.9 million.

Net cash provided by investing activities for the year ended December 31, 2024 was $56.1 million and consisted of sales and maturities of marketable securities of $517.3 million offset by purchases of marketable securities of $461.2 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $25.7 million and consisted of stock repurchases of $25.5 million (including transaction costs and excise taxes) under the Share Repurchase Program and payment of $0.5 million in connection with the satisfaction of certain tax withholding obligations arising in connection with the vesting of restricted stock units, partially offset by $0.3 million in proceeds from the issuance of our common stock under our 2020 Employee Stock Purchase Plan (“ESPP”) and upon exercises of stock options granted under our 2020 Incentive Award Plan.

Net cash provided by financing activities for the year ended December 31, 2024 was $0.3 million and consisted of proceeds from the issuance of our common stock under the ESPP.

Contractual Obligations and Commitments

We lease our office space in Boston, Massachusetts under a non-cancelable operating sublease. The term of the sublease commenced on January 1, 2022 and will expire on December 31, 2026.

The following table summarizes our contractual obligations as of December 31, 2025:

	Payments Due by Period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
	(in thousands)
Operating lease obligations	$855	$—	$—	$—	$855

We enter into contracts in the normal course of business with CROs for preclinical and clinical studies and testing, CMOs for manufacture and supply of our product candidates and other third parties for other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancelation principally consist only of payments for services provided and expenses incurred up to the date of cancelation.

In December 2021, we entered into Merck License Agreement with Merck for the development, manufacture and commercialization of ruzasvir. Ruzasvir is the investigational NS5A inhibitor we are developing in combination with bemnifosbuvir for the treatment of HCV.

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

In addition to a non-refundable upfront payment that we made in February 2022, we agreed to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable in April 2025 when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of bemnifosbuvir and ruzasvir. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir. If we successfully complete the ongoing Phase 3 clinical trials evaluating the bemnifosbuvir and ruzasvir regimen and are able to complete and submit a new drug application to the FDA on our current projected timeline, we anticipate that this next potential milestone may become due and payable during the three months ended June 30, 2027.

We have an agreement with a consultant that requires payment of a success fee calculated as a percentage of certain product sales, subject to a cumulative maximum payout of $5.0 million.

The table above does not contain any potential amounts we may be obligated to pay under the Merck License Agreement as they will be recorded when the contingency is resolved and the milestone becomes payable. Additionally, the table above does not include any potential amounts due under the consulting agreement as none are probable and estimable at December 31, 2025.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, including stock options and stock awards. The fair value of granted stock options is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. In determining fair value of the stock options granted, we use the Black–Scholes model, which requires the input of subjective assumptions. These assumptions include: estimating the fair market value of our common stock, estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate and expected dividends. See Note 10 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted during the years ended December 31, 2025 and 2024, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $301.8 million, consisting of interest-bearing money market funds, US treasury obligations, US agency obligations, corporate debt and commercial paper for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting because we do not qualify as an accelerated or a large accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)
None
(b)
During the three months ended December 31, 2025, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408 of Regulation S-K.

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

Executive Officers and Directors

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information About our Executive Officers and Directors” at the end of Part I, Item I, "Business", of this Annual Report on Form 10-K. The remainder of the information required to be disclosed by this Item 10 will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor Firm ID: 185.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

The following documents are included on pages F-1 through F-23 attached hereto and are filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

(3) Exhibits

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws	8-K	001-39661	3.1	6/21/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-249404	4.2	10/9/2020
4.2	Description of Capital Stock					*
4.3	Fourth Amended and Restated Stockholders Agreement, as amended	S-1/A	333-249404	4.1	10/23/2020
10.1#	Amended and Restated 2020 Incentive Award Plan and form of agreements thereunder					*
10.1-1#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.1	2/28/2022
10.1-2#	Form of 2022 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1.2	2/28/2022
10.1(3)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(3)#	2/28/2024
10.1(4)#	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO Executive) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(4)#	2/28/2024
10.1(5)#	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(5)#	3/6/2025

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.1(6)#	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO) under the 2020 Incentive Award Plan	10-K	001-39661	10.1(6)#	3/6/2025
10.1(7)#	Form of 2026 Performance-Based Restricted Stock Unit Award Agreement (CEO) under the 2020 Incentive Award Plan					*
10.1(8)#	Form of 2026 Performance-Based Restricted Stock Unit Award Agreement (Non-CEO) under the 2020 Incentive Award Plan					*
10.2#	2020 Employee Stock Purchase Plan	S-1/A	333-249404	10.3	10/26/2020
10.3#	Non-Employee Director Compensation Program	10-Q	001-39661	10.1	8/7/2024
10.3-1#	Form of Non-Employee Director Stock Option Award Agreement	10-Q	001-39661	10.2	8/8/2023
10.3-2#	Form of Non-Employee Director Restricted Stock Unit Award Agreement	10-Q	001-39661	10.3	8/8/2023
10.4#	Form of Indemnification Agreement for Directors and Officers	S-1/A	333-249404	10.5	10/26/2020
10.5^	License Agreement, dated as of December 23, 2021, by and between the Registrant and MSD International GMBH	10-Q	001-39661	10.15	5/12/2025
10.6#	Employment Agreement between the Company and Jean-Pierre Sommadossi, Ph.D., dated October 25, 2020	S-1/A	333-249404	10.9	10/26/2020
10.7#	Employment Agreement between the Company and Andrea Corcoran, dated October 25, 2020	S-1/A	333-249404	10.10	10/26/2020
10.8#	Employment Agreement between the Company and Janet Hammond, MD, PhD, dated November 3, 2020	10-K	001-39661	10.8	3/30/2021
10.9#	Employment Agreement between the Company and Arantxa Horga, MD, dated November 3, 2020	10-K	001-39661	10.9	3/30/2021
10.10#	Employment Agreement between the Company and John Vavricka, dated November 3, 2020	10-K	001-39661	10.10	3/30/2021
10.11#	Employment Agreement between the Company and Wayne Foster, dated November 3, 2020	10-K	001-39661	10.11	3/30/2021
10.12#	2013 Stock Incentive Plan, as amended, and form of agreements thereunder	S-1	333-249404	10.1	10/9/2020
10.13	Sublease Agreement, dated as of July 19, 2021, by and between the Company and DataRobot, Inc.	8-K	001-39661	10.1	7/23/2021
10.13-1	Amendment to Sublease Agreement dated April 11, 2022 between the Company and DataRobot, Inc.	10-Q	001-39661	10.1	8/8/2022

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.14#	Consulting Agreement, dated May 18, 2021, by and between the Company and Upstream Wellness and Health LLC.	8-K	001-39661	10.1	5/20/2021
10.15	Consulting Agreement dated June 10, 2022, by and between the Company and Bruce Polsky, M.D.	10-Q	001-39661	10.2	8/8/2022
10.16	Letter Agreement, by and between Atea Pharmaceuticals, Inc., Bradley L. Radoff, JEC II Associates, LLC and certain other affiliated entities and natural persons party thereto, dated April 16, 2025.	8-K	001-39661	10.2	4/17/2025
19.1	Insider Trading Compliance Policy	10-K	001-39661	19.1	3/6/2025
21.1	List of Subsidiaries of the Registrant					*
23.1	Consent of Independent Registered Public Accounting Firm					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39661	97.1	2/28/2024
101.INS	Inline XBRL Instance Document - - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					*

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

ATEA PHARMACEUTICALS, INC.

Date: March 5, 2026	By:	/s/ Jean-Pierre Sommadossi
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jean-Pierre Sommadossi	President, Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 5, 2026
Jean-Pierre Sommadossi, Ph.D.

/s/ Andrea Corcoran	Chief Financial Officer and Executive Vice President, Legal and Secretary (principal financial officer)	March 5, 2026
Andrea Corcoran

/s/ Wayne Foster	Executive Vice President, Chief Accounting Officer (principal accounting officer)	March 5, 2026
Wayne Foster

/s/ Franklin Berger	Director (Lead Director)	March 5, 2026
Franklin Berger

/s/ Jerome Adams	Director	March 5, 2026
Jerome Adams, M.D., M.P.H

/s/ Howard Berman	Director	March 5, 2026
Howard Berman, Ph.D.

/s/ Barbara Duncan	Director	March 5, 2026
Barbara Duncan

/s/ Arthur Kirsch	Director	March 5, 2026
Arthur Kirsch

/s/ Bruno Lucidi	Director	March 5, 2026
Bruno Lucidi

/s/ Polly A. Murphy	Director	March 5, 2026
Polly A. Murphy, D.V.M., Ph.D.

/s/ Bruce Polsky	Director	March 5, 2026
Bruce Polsky, M.D.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Atea Pharmaceuticals, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Atea Pharmaceuticals, Inc. and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts
March 5, 2026

ATEA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$95,713	$64,696
Marketable securities	206,117	390,025
Prepaid expenses and other current assets	9,161	7,634
Total current assets	310,991	462,355
Property and equipment, net	457	873
Other assets	3,136	197
Operating lease right-of-use assets, net	634	1,243
Total assets	$315,218	$464,668
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,945	$4,458
Accrued expenses and other current liabilities	25,996	13,345
Current portion of operating lease liabilities	843	800
Total current liabilities	39,784	18,603
Operating lease liabilities	—	842
Income taxes payable	—	6,356
Total liabilities	39,784	25,801
Commitments and contingencies (see Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 78,126,796 and 84,463,059 shares issued and outstanding as of December 31, 2025 and 2024	78	84
Additional paid-in capital	797,751	802,770
Accumulated other comprehensive gain	174	233
Accumulated deficit	(522,569)	(364,220)
Total stockholders’ equity	275,434	438,867
Total liabilities and stockholders’ equity	$315,218	$464,668

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
Operating expenses:
Research and development	$148,024	$144,101
General and administrative	32,863	48,849
Total operating expenses	180,887	192,950
Loss from operations	(180,887)	(192,950)
Interest income and other, net	16,376	25,490
Loss before income taxes	(164,511)	(167,460)
Income tax benefit (expense)	6,162	(925)
Net loss	$(158,349)	$(168,385)
Other comprehensive income:
Unrealized (loss) gain on available-for-sale investments	(59)	26
Comprehensive loss	$(158,408)	$(168,359)
Net loss per share - basic and diluted	$(1.94)	$(2.00)
Weighted-average number of common shares - basic and diluted	81,495,352	84,264,715

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance – January 1, 2024	83,435,513	$83	$750,737	$207	$(195,835)	$555,192
Issuance of common stock upon release of restricted stock units	927,932	1	(1)	—	—	—
Issuance of common stock under ESPP	99,614	—	267	—	—	267
Stock-based compensation expense	—	—	51,767	—	—	51,767
Other comprehensive income	—	—	—	26	—	26
Net loss	—	—	—	—	(168,385)	(168,385)
Balance – December 31, 2024	84,463,059	84	802,770	233	(364,220)	438,867
Issuance of common stock upon release of restricted stock units	1,239,720	2	(487)	—	—	(485)
Issuance of common stock under ESPP	80,434	—	201	—	—	201
Issuance of common stock upon exercise of options	17,375	—	58	—	—	58
Stock repurchase	(7,673,792)	(8)	(25,511)	—	—	(25,519)
Stock-based compensation expense	—	—	20,720	—	—	20,720
Other comprehensive loss	—	—	—	(59)	—	(59)
Net loss	—	—	—	—	(158,349)	(158,349)
Balance – December 31, 2025	78,126,796	$78	$797,751	$174	$(522,569)	$275,434

The accompanying notes are an integral part of these consolidated financial statements.

ATEA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(158,349)	$(168,385)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation expense	20,720	51,767
Depreciation and amortization expense	416	416
Accretion of premium and discounts on marketable securities	(4,944)	(11,821)
Income tax benefit	(6,356)	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,527)	5,914
Other assets	(2,939)	—
Accounts payable	8,487	206
Accrued expenses and other liabilities	12,651	(13,421)
Operating lease liabilities	(190)	(175)
Net cash used in operating activities	(132,031)	(135,499)
Cash flows from investing activities
Purchases of marketable securities	(281,939)	(461,177)
Sales and maturities of marketable securities	470,732	517,282
Net cash provided by investing activities	188,793	56,105
Cash flows from financing activities
Proceeds from issuance of common stock under ESPP	201	267
Proceeds from issuance of common stock upon option exercise	58	—
Stock repurchase	(25,519)	—
Cash paid for taxes in connection with RSU and PSU vesting	(485)	—
Net cash (used in) provided by financing activities	(25,745)	267
Net increase (decrease) in cash and cash equivalents	31,017	(79,127)
Cash and cash equivalents at the beginning of period	64,696	143,823
Total cash and cash equivalents	$95,713	$64,696

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

The Company is a late-stage clinical biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the regimen of bemnifosbuvir, and ruzasvir, an NS5A inhibitor is currently in Phase 3 clinical development for the treatment of hepatitis C virus (“HCV”). The Company is also developing AT-587 for the treatment of hepatitis E virus ("HEV").

The Company’s global HCV Phase 3 program consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the US and Canada and C-FORWARD which has clinical trial sites in countries outside of North America. The Phase 3 trials are comparing the regimen of bemnifosbuvir and ruzasvir to an active comparator, the regimen of sofosbuvir and velapatsvir, in patients with chronic HCV. The Phase 3 program is being conducted in geographically diverse regions in an effort to enroll patients with a broad array of the HCV genotypes.

C-BEYOND is fully enrolled with over 880 patients, and the Company currently expects to report topline results mid-2026. The Company is actively progressing enrollment of an additional 880 patients in C-FORWARD and currently expects to report topline results from C-FORWARD at year-end 2026. Pending successful results from the Phase 3 clinical trials, the Company is targeting submission to US Food and Drug Administration of a New Drug Application for marketing approval in March 2027.

In January 2026, the Company announced that AT-587 had been selected as the HEV clinical development product candidate. Currently, the Company anticipates to initiate clinical development of AT-587 in a Phase 1 program in mid-2026.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $301,830 in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200,000, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of December 31, 2025, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to late-stage clinical biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical and clinical studies, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and healthcare providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is dependent on third-party service providers for the conduct of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Marketable Securities

The Company’s investment strategy is principally focused on capital preservation. The Company invests in financial instruments that among other things meet the credit quality standards outlined in the Company’s investment policy. Marketable securities consist of investments with maturities greater than three months. Marketable securities include US treasury obligations, US agency obligations, corporate debt, commercial paper and asset-backed securities. The Company classifies all of its marketable securities as available-for-sale. Accordingly, these investments are recorded at fair value and classified as current assets in the consolidated balance sheets. Unrealized gains and losses are recorded as a component of accumulated other comprehensive gain (loss) within stockholders’ equity. Interest, dividends and amortization and accretion of discounts and premiums are recorded as interest income and other, net within the statements of operations and comprehensive loss. The Company periodically reviews its marketable securities for impairment and adjusts these investments to their fair value when a decline in market value is deemed to be other than temporary. Declines in fair value judged to be other than temporary on marketable securities, if any, are included in interest income and other, net within the statements of operations and comprehensive loss.

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

Maintenance and repairs that do not improve or extend the life of the respective asset are expensed to operations as incurred. Upon disposal of an asset, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations and comprehensive loss.

Other Assets

Other assets consist of vendor deposits related to research and development activities and a security deposit related to our facility lease.

Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment and right-of-use assets ("ROU") when events or changes in circumstances indicate the carrying value of the assets may not be fully recoverable. Recoverability is measured by comparing the book value of the assets to the estimated undiscounted future net cash flows that the asset is expected to generate. If the estimated undiscounted future net cash flows are less than the book value, the asset is impaired, and the impairment loss to be recognized in income is measured as the amount by which the book value of the asset exceeds its fair value, which is measured based on the estimated discounted future net cash flows that the asset is expected to generate. No impairment losses were recorded during the years ended December 31, 2025 and 2024.

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

The Company has entered into various research and development contracts with third parties. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase of completion of events, status and progress of manufacturing campaigns, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Patent Costs

Costs to secure and maintain the Company’s patents are expensed as incurred and are classified as general and administrative expenses in the Company’s consolidated statements of operations and comprehensive loss.

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

Expected volatility— The expected volatility is estimated based on the average volatility for a group of comparable publicly traded biotechnology companies, including the Company, over a period equal to the expected term of the stock-based awards. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with equity holders. For the years ended December 31, 2025 and 2024, the only components of comprehensive loss other than net loss were unrealized gains and losses on available for sale investments.

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the chief operating decision maker (“CODM”), in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its chief executive officer, who manages and allocates resources to the operations on a total company basis. Accordingly, there is one operating segment and one reportable segment. For additional information see Note 15, Segment Information.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities to disclose: (1) a tabular reconciliation of its annual effective tax rate using both percentages and amounts, broken out into specific categories with certain reconciling items at or above 5% of the statutory (i.e. expected) tax further broken out by nature and/or jurisdiction and (2) income taxes paid (net of refunds received) disaggregated by federal, state and local to the extent the amount is equal or greater than 5% of total income taxes paid. The disclosure requirements will be applied on a prospective basis. The standard is effective for fiscal years beginning after December 15, 2024. The Company adopted the new standard during the year ended December 31, 2025. The adoption of the new standard did not have a material impact on its consolidated financial statements or disclosures.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

			As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$87,584	$—	$—	$87,584
Marketable Securities
US Treasury obligations	—	59,845	—	59,845
Asset-backed securities	—	43,237	—	43,237
Commercial paper	—	9,422	—	9,422
Corporate bonds	—	93,613	—	93,613
Total	$87,584	$206,117	$—	$293,701

			As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$60,984	$—	$—	$60,984
Marketable Securities
US Treasury obligations	—	109,036	—	109,036
US Government agency securities	—	25,094	—	25,094
Asset-backed securities	—	60,071	—	60,071
Commercial paper	—	21,857	—	21,857
Corporate bonds	—	173,967	—	173,967
Total	$60,984	$390,025	$—	$451,009

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market accounts which invest in money market funds that are publicly traded mutual funds and are presented as cash equivalents on the consolidated balance sheets as of December 31, 2025 and 2024.

There were no transfers among Level 1, Level 2 or Level 3 categories in the years ended December 31, 2025 and 2024.

4. Marketable Securities

	As of December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,786	$59	$—	$59,845
Asset-backed securities	43,183	54	—	43,237
Commercial paper	9,418	4	—	9,422
Corporate bonds	93,556	59	(2)	93,613
Total	$205,943	$176	$(2)	$206,117

	As of December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$108,967	$69	$—	$109,036
US Government agency securities	25,083	19	(8)	25,094
Asset-backed securities	60,002	77	(8)	60,071
Commercial paper	21,850	7	—	21,857
Corporate bonds	173,890	125	(48)	173,967
Total	$389,792	$297	$(64)	$390,025

As of December 31, 2025 and 2024, the Company held one and 21 securities that were in an unrealized loss position of $2 and $64, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the years ended December 31, 2025 and 2024.

The fair value of available-for-sale marketable securities by contractual maturity was as follows as of December 31, 2025.

As of December 31,
2025
Maturing in one year or less	$162,880
Maturing after one year through five years	43,237
Total	$206,117

The Company received proceeds of $470,732 and $517,282 from sales and maturities of marketable securities during the years ended December 31, 2025 and 2024.

5. Property and Equipment, net

Property and equipment, net, consist of the following:

	As of December 31,
	2025	2024
Laboratory equipment	$5	$5
Office furniture and fixtures	396	396
Computer hardware	102	102
Leasehold improvements	1,475	1,475
Total property and equipment, at cost	1,978	1,978
Less: accumulated depreciation and amortization	(1,521)	(1,105)
Property and equipment, net	$457	$873

Depreciation and amortization expense was $416 for the years ended December 31, 2025 and 2024.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	As of December 31,
	2025	2024
Research and development, including manufacturing and clinical expenditures	$18,886	$6,940
Payroll and payroll related	6,438	5,904
Professional fees and other	672	501
Total accrued expenses and other current liabilities	$25,996	$13,345

7. Commitments and Contingencies

Operating Lease Agreements

In July 2021, the Company entered into a non-cancelable operating lease agreement pursuant to which the Company leased its principal office facility in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the lease term runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

In connection with the 225 Lease commencement, the Company recorded a ROU asset and operating lease liability of $2,938 and $2,873 as of January 1, 2022.

The following assets and liabilities are recorded on the consolidated balance sheet as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
Right-of-use asset	$634	$1,243
Current operating lease liability	843	800
Non-current operating lease liability	—	842

The components of the lease expense which are allocated between the general and administrative expenses and the research and development expenses on the consolidated statement of operations and comprehensive loss for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Operating lease costs	$646	$646
Variable lease costs	62	56
Total lease costs	$708	$702

The variable lease costs for the years ended December 31, 2025 and 2024 include common area maintenance and other operating charges associated with the 225 Lease. As the 225 Lease does not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company estimates it could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

	As of December 31,
	2025	2024
Remaining lease term (in years)	1.0	2.0
Discount rate	3.1%	3.1%

Future minimum payments under the 225 Lease, the Company’s only operating lease as of December 31, 2025 were as follows:

As of December 31, 2025
2026	$855
Total lease payments	855
Less amount representing implied interest	(12)
Total lease liability	$843
Current portion of operating lease liabilities	843
Noncurrent portion of operating lease liabilities	$—

Rent expense recognized was $646 for the years ended December 31, 2025 and 2024.

The Company maintains a deposit of $131 and $197, respectively, with the landlord, which is included in other assets in the consolidated balance sheets as of December 31, 2025 and 2024.

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

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company agreed to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5,000 became due and payable and the related expense was recognized in April 2025 upon the initiation of the HCV Phase 3 clinical trial referred to as C-Beyond. The next potential milestone under the Merck License Agreement, in the amount of $10,000, is payable upon the acceptance by the US Food and Drug Administration of a new drug application covering a product candidate including ruzasvir which the Company expects will be the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

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

Legal Proceedings

The Company is not currently party to, or aware of, any material legal proceedings. If the Company were to become a party to or aware of a material legal proceeding, at each reporting date, the Company would evaluate whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. The Company would expense as incurred the costs related to any such legal proceedings.

8. Preferred Stock

As of December 31, 2025 the Company has 10,000,000 shares of preferred stock authorized. None of these shares of preferred stock have been issued.

9. Common Stock

As of December 31, 2025, the authorized capital of the Company included 300,000,000 shares of common stock, of which 78,126,796 shares of common stock were issued and outstanding.

In April 2025, the board of directors authorized the Company to repurchase $25,000 of common stock. During the year ended December 31, 2025, the Company repurchased 7,673,792 shares of common stock for an aggregate price of $25,519 (including transaction costs and excise taxes), utilizing all of the authorization under the share repurchase program. All repurchased shares of common stock were retired immediately upon receipt and returned to authorized and unissued status. Repurchased common stock is reflected as a reduction of stockholders’ equity. The excess of cost over par value was charged to additional paid-in capital.

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

As of December 31, 2025, the Company had the following reserved shares of common stock:

As of December 31, 2025
Outstanding options	22,842,960
Outstanding restricted stock units	2,247,064
Outstanding performance-based restricted stock units	2,465,985
Shares reserved for future grant under 2020 Incentive Award Plan	5,085,914
Shares reserved under 2020 Employee Stock Purchase Plan	3,395,838
36,037,761

10. Stock-based Compensation

In October 2020, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of common stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of common stock that may be issued under the 2020 Plan is subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2025, the shares available under the 2020 Plan have been increased by an aggregate of 20,845,291 shares. As of December 31, 2025, 5,085,914 shares of common stock were available for future issuance under the 2020 Plan. In January 2026, the number of shares of common stock available for future issuance under the 2020 Plan was increased by 3,906,339 shares.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

Year Ended December 31, 2025
	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2025	20,166,069	$13.51	6.6	$6,095
Granted	3,386,028	$3.09
Exercised	(17,375)	$3.36
Cancelled	(691,762)	$7.08
Outstanding at December 31, 2025	22,842,960	$12.17	6.0	$8,436
Vested and expected to vest at December 31, 2025	22,842,960	$12.17	6.0	$8,436
Vested and exercisable at December 31, 2025	17,951,806	$14.46	5.3	$7,219

During the years ended December 31, 2025 and 2024, the Company granted to employees and members of the board of directors 3,386,028 and 3,213,550 stock options with an aggregate grant date fair value of $7,433 and $9,622, respectively.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the common stock for those options that had exercise prices lower than the fair value of the common stock.

Option awards granted to employees generally vest over a service period of four years and option awards granted to members of the board of directors generally vest over a service period of one year or three years. All options have a contractual term of ten years. As of December 31, 2025, total unrecognized compensation expense related to stock option awards was $13,236, which amount is being recognized over a remaining weighted average period of 2.1 years.

The weighted average grant date fair value per option granted during the years ended December 31, 2025 and 2024 was $2.20 and $2.99, respectively. The fair value of each award was estimated using Black-Scholes based on the following weighted average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	4.36%	3.96%
Expected term	5.94 years	5.96 years
Expected volatility	80%	84%
Expected dividend yield	0%	0%

Restricted Stock Units

During the year ended December 31, 2025 and 2024, the Company granted 1,091,064 and 1,126,100 restricted stock units to employees and the board of directors with an aggregate grant date fair market value of $3,372 and $4,557, respectively. The restricted stock unit awards vest in three annual installments. During the years ended December 31, 2025 and 2024, the Company issued 1,216,965 and 927,932 shares of common stock upon the vesting and settlement of restricted stock units. During the years ended December 31, 2025 and 2024, 150,087 and 12,633 restricted stock units were cancelled due to employee terminations.

Year Ended December 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	2,523,052	$4.42
Granted	1,091,064	$3.09
Released	(1,216,965)	$4.43
Cancelled	(150,087)	$4.03
Unvested shares at December 31, 2025	2,247,064	$3.79

As of December 31, 2025, total unrecognized compensation expense related to restricted stock unit awards was $3,620, which amount is being recognized over a remaining weighted average period of 1.1 years.

Performance-based Restricted Stock Units

During the year ended December 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which resulted in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% will vest on January 31, 2026 subject to the employee's continued employment through the applicable vesting date. The Company recorded compensation expense of $359 and $2,201 for the years ended December 31, 2025 and 2024, respectively. Expense is being recognized through January 31, 2026 for the 2022 PSUs that may vest on that date.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of December 31, 2025, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the 2024 PSU grant date value. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $1,100 and $1,009 for the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of December 31, 2025, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded compensation expense of $0 for the year ended December 31, 2025 related to 2025 PSUs.

The following table summarizes the activity related to performance-based restricted stock units:

Year Ended December 31, 2025
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	1,782,870	$5.37
Granted	1,045,600	$3.06
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested shares at December 31, 2025	2,465,985	$4.13

As of December 31, 2025, total unrecognized compensation expense related to performance-based restricted stock units was $1,220, which amount is being recognized over a remaining weighted average period of 1.4 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the ESPP, which became effective upon the closing of the Company’s IPO in November 2020. The Company initially reserved a total of 1,187,000 shares of its common stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of the common stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2025, the number of shares of the Company's common stock available for future issuance under the ESPP was increased by 2,511,861. In January 2026, the number of shares of common stock available for future issuance under the ESPP was increased by 781,267 shares.

The Company issued 80,434 and 99,614 shares for proceeds of $201 and $267 during the years ended December 31, 2025 and 2024, respectively.

Stock-based Compensation Expense

Stock-based compensation expense is classified as follows:

	Year Ended December 31,
	2025	2024
Research and development	$10,446	$24,072
General and administrative	10,274	27,695
Total stock-based compensation expense	$20,720	$51,767

The components of stock-based compensation expense were:

	Year Ended December 31,
	2025	2024
Stock options	$13,616	$43,073
Restricted stock units	5,577	5,374
Performance-based restricted stock units	1,459	3,209
ESPP	68	111
Total stock-based compensation expense	$20,720	$51,767

11. Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded income tax benefit of $6,162 and income tax expense of $925, respectively. The net benefit was primarily the result of recognition of previously unrecognized tax benefits following a lapse in the statute of limitations.

The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2025	2024
Current tax expenses (benefit)
US Federal	$(6,207)	$613
US State	45	312
Total current tax expense (benefit)	(6,162)	925
Deferred tax expense (benefit)
US Federal	—	—
US State	—	—
Total deferred tax expense (benefit)	—	—
Total income tax expense (benefit)
US Federal	(6,207)	613
US State	45	312
Total provision (benefit) for income taxes	$(6,162)	$925

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2025 in accordance with the guidance in ASU 2023-09:

Year Ended December 31, 2025
At statutory rate	$(34,547)	21.00%
State income taxes, net of federal effect	150	(0.10)
Change in valuation allowance	36,562	(22.22)
Nontaxable or nondeductible items
Stock-based compensation	2,471	(1.50)
Other nontaxable or nondeductible items	21	(0.01)
Changes in tax laws or rates
Federal R&D credits	(4,607)	2.80
Cross-border tax laws	—	—
Worldwide changes in unrecognized tax benefits	(6,356)	3.86
Other	144	(0.09)
Total	$(6,162)	3.74%

The following table is a reconciliation of the Company's effective income tax rate to the statutory federal income tax rate for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09:

Year Ended December 31, 2024
Expected income tax benefit at the federal statutory rate	21.0%
State and local taxes	4.4
Research and development credits	3.5
Stock-based compensation	(3.9)
Uncertain tax positions	(0.4)
Other	0.5
Change in valuation allowance	(25.7)
Total	(0.6)%

In 2025 and 2024 state and local income taxes in Massachusetts comprise the majority of the state and local income taxes, net of federal effect category. Income taxes paid to Massachusetts in 2025 were $210.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal components of the Company’s deferred tax assets consisted of the following:

	As of December 31,
	2025	2024
Deferred tax assets (liabilities)
Capitalized research and development	$58,533	$56,255
Net operating loss carryforwards	56,408	19,514
License agreement	4,726	5,162
Stock-based compensation	23,934	22,681
Research and development credits	18,938	13,959
Other	266	232
Prepaid expenses	(477)	(589)
Deferred tax assets (liabilities)	162,328	117,214
Less: valuation allowance	(162,328)	(117,214)
Net deferred tax assets (liabilities)	$—	$—

As required by the 2017 Tax Cut and Jobs Act, effective January 1, 2022, taxpayers could no longer immediately expense qualified research and development expenditures. Per the One Big Beautiful Bill Act, effective July 4, 2025, taxpayers are still required to capitalize foreign research and development expenditures, but now have the opportunity to deduct domestic research and development expenditures under IRC 174A. Further, the Company has elected to continue to amortize prior year domestic capitalized costs until the amortization of such costs is complete.

As of December 31, 2025, the Company had federal net operating losses of $202,771 and state net operating loss carryforwards of $219,340, which may be used to offset future tax liabilities. The Company has federal and state credit carryforwards of $17,377 and $1,976, respectively. The federal net operating losses and research and development tax credits begin to expire in 2034.

Management has evaluated the positive and negative evidence bearing up the realizability of the Company’s deferred tax assets. Based on the Company’s projected net operating losses, for 2026 and beyond, the Company determined that it is more likely than not that it will not recognize the benefits of the deferred tax assets. As a result, the Company has recorded a full valuation allowance of approximately $162,328 at December 31, 2025.

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the "change in valuation allowance" line of the rate reconciliation.

The following table presents a reconciliation of the total change in the valuation allowance for the year ended December 31, 2025:

Year Ended December 31, 2025
Beginning balance	$117,214
Changes charged to income tax expense	45,114
Ending balance	$162,328

Under the provisions of Sections 382 and 383 of the Internal Revenue Code (“IRC”), net operating loss and credit carryforwards and other tax attributes may be subject to limitation if there has been a significant change in ownership of the Company, as defined by the IRC.

The Company performed an analysis for the years ended December 31, 2025 and 2024 pursuant to Section 382 of the IRC to determine whether any limitations might exist on the utilization of net operating losses and other tax attributes. Based on this analysis, the Company has determined that there was no impact on the Company's ability to utilize net operating losses or credit carryforwards. To the extent that the Company raises additional equity financing or other changes in the ownership interest of significant stockholders occurs, tax attributes may become subject to an annual limitation. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The Company files federal and various state income tax returns. The statute of limitations for assessment by the Internal Revenue Service (“IRS”), and state tax authorities remains open for the tax year ended December 31, 2014 and tax years ending after December 31, 2021. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the IRS or state tax authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

The Company evaluates tax positions for recognition using a more-likely-than-not recognition threshold, and those tax positions eligible for recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon the effective settlement with a taxing authority that has full knowledge of all relevant information.

The following table summarizes the reconciliation of the beginning and ending amount of total unrecognized tax benefits for the year ended December 31, 2025:

Year Ended December 31, 2025
Balance at beginning of year	$6,356
Reduction related to accrued interest	(1,353)
Lapses in statutes of limitations	(5,003)
Balance at end of period	$—

12. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

Year Ended December 31,
	2025	2024
Net loss	$(158,349)	$(168,385)
Weighted average common shares outstanding, basic and diluted	81,495,352	84,264,715
Net loss per share - basic and diluted	$(1.94)	$(2.00)

Stock options for the purchase of 22,842,960 shares of common stock, 2,247,064 restricted stock units, 2,465,985 performance-based restricted stock units and 24,363 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2025, due to the net loss during the period as their effect is antidilutive.

Stock options for the purchase of 20,166,069 shares of common stock, 2,523,052 restricted stock units, 1,782,870 performance-based restricted stock units and 30,062 ESPP shares were excluded from the computation of the net loss per share for the year ended December 31, 2024, due to the net loss during the period as their effect is antidilutive.

13. Benefit Plan

During the year ended December 31, 2021, the Company implemented a defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”). The 401(k) Plan covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the years ended December 31, 2025 and 2024, the Company recognized expense of $574 and $788, respectively, relating to matching contributions to the 401(k) Plan.

14. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $110 in each of the years ended December 31, 2025 and 2024.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the years ended December 31, 2025 and 2024.

15. Segment Information

The Company operates as one operating segment, focused on discovering, developing and commercializing antiviral therapeutics. The determination of a single business segment is consistent with the consolidated financial information regularly provided to the Company’s CODM. As CODM, the Company’s chief executive officer, uses consolidated, single-segment financial information for purposes of evaluating performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

The CODM assesses performance and decides how to allocate resources based on consolidated net loss. This measure is used to monitor budget versus actual results to evaluate the performance of the segment.

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2025 and 2024, the Company’s cash, cash equivalents and marketable securities were $301,830 and $454,721, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the years ended December 31, 2025 and 2024:

Year Ended December 31,
	2025	2024
Research and development expense (1)
HCV external costs (2)	$109,574	$34,106
COVID-19 external costs (2)	1,490	60,734
Early stage discovery external costs (2)	3,800	943
Compensation and related expenses	18,753	20,448
Consulting and professional fees	2,183	1,959
Other research and development expenses	1,778	1,839
Total research and development expense	137,578	120,029
General and administrative (3)
Compensation and related expenses	9,094	9,279
Consulting and professional fees	12,004	10,031
Other general and administrative	1,491	1,844
Total general and administrative	22,589	21,154
Stock based compensation	20,720	51,767
Other segment items (4)	(22,538)	(24,564)
Net loss	$(158,349)	$(168,386)

(1) Research and development expense for the years ended December 31, 2025 and 2024 excludes stock based compensation of $10,446 and $24,072, respectively.

(2) External costs consist primarily of discovery, preclinical, clinical and manufacturing related activities.

(3) General and administrative expense for the years ended December 31, 2025 and 2024 excludes stock based compensation of $10,274 and $27,695, respectively.

(4) Other segment items include Interest income and other, net and income tax benefit (expense).