Form 10-Q
period 2026-03-31
Atea Pharmaceuticals, Inc.
filed 2026-05-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the registrant had 80,027,099 shares of common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to differ materially from current expectations include the initiation, execution and completion of clinical trials, uncertainties surrounding the timing of availability of results from our clinical trials, ongoing discussions with and actions by regulatory authorities, our development activities and those other factors we discuss in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should read these risk factors and the other cautionary statements made in this report as being applicable to all related forward-looking statements wherever

i

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

This Quarterly Report on Form 10-Q includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

TRADEMARKS, TRADENAMES AND SERVICE MARKS

This Quarterly Report on Form 10-Q may include trademarks, tradenames and service marks that are the property of other organizations. Solely for convenience, trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trademarks and tradenames.

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
•
Clinical development, including enrollment and retention of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials, or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$79,317	$95,713
Marketable securities	176,689	206,117
Prepaid expenses and other current assets	7,191	9,161
Total current assets	263,197	310,991
Property and equipment, net	353	457
Other assets	3,048	3,136
Operating lease right-of-use assets, net	478	634
Total assets	$267,076	$315,218
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,446	$12,945
Accrued expenses and other current liabilities	23,287	25,996
Current portion of operating lease liabilities	634	843
Total current liabilities	33,367	39,784
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,027,099 and 78,126,796 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	80	78
Additional paid-in capital	801,735	797,751
Accumulated other comprehensive (loss) gain	(97)	174
Accumulated deficit	(568,009)	(522,569)
Total stockholders’ equity	233,709	275,434
Total liabilities and stockholders’ equity	$267,076	$315,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses
Research and development	$41,134	$29,584
General and administrative	6,874	9,457
Total operating expenses	48,008	39,041
Loss from operations	(48,008)	(39,041)
Interest income and other, net	2,618	4,972
Loss before income taxes	(45,390)	(34,069)
Income tax expense	(50)	(203)
Net loss	$(45,440)	$(34,272)
Other comprehensive loss
Unrealized loss on available-for-sale investments	(271)	(115)
Comprehensive loss	$(45,711)	$(34,387)
Net loss per share — basic and diluted	$(0.57)	$(0.40)
Weighted-average number of common shares — basic and diluted	79,198,204	85,159,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2026	78,126,796	$78	$797,751	$174	$(522,569)	$275,434
Issuance of common stock upon vesting of restricted stock units	1,216,262	1	(747)	—	—	(746)
Issuance of common stock under employee stock purchase plan	53,966	—	132	—	—	132
Issuance of common stock upon exercise of stock options	630,075	1	870	—	—	871
Stock-based compensation expense	—	—	3,729	—	—	3,729
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(45,440)	(45,440)
Balance—March 31, 2026	80,027,099	$80	$801,735	$(97)	$(568,009)	$233,709

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive loss	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	$85	$809,373	$118	$(398,492)	$411,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(45,440)	$(34,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,729	6,951
Depreciation and amortization expense	104	104
Accretion of premium and discounts on marketable securities	(581)	(1,740)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,970	(638)
Other assets	88	(4,197)
Accounts payable	(3,499)	2,929
Accrued expenses and other liabilities	(2,709)	347
Operating lease liabilities	(53)	(47)
Net cash used in operating activities	(46,391)	(30,563)
Cash flows from investing activities
Purchases of marketable securities	(74,546)	(122,638)
Sales and maturities of marketable securities	104,284	208,246
Net cash provided by investing activities	29,738	85,608
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	871	—
Proceeds from issuance of common stock under employee stock purchase plan	132	138
Issuance of restricted stock units	(746)	(485)
Net cash provided by (used in) financing activities	257	(347)
Net (decrease) increase in cash and cash equivalents	(16,396)	54,698
Cash and cash equivalents at the beginning of period	95,713	64,696
Cash and cash equivalents at the end of period	$79,317	$119,394

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

The Company is a late-stage clinical biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the regimen of bemnifosbuvir and ruzasvir is currently in Phase 3 clinical development for the treatment of hepatitis C virus (“HCV”). The Company is also developing AT-587 for the treatment of hepatitis E virus ("HEV").

The Company’s global HCV Phase 3 program consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the United States (“US”) and Canada and C-FORWARD which has clinical trial sites in countries outside of North America. The Phase 3 trials are comparing the regimen of bemnifosbuvir and ruzasvir to an active comparator, the regimen of sofosbuvir and velapatsvir, in patients with chronic HCV. The Phase 3 program is being conducted in geographically diverse regions in an effort to enroll patients with a broad array of the HCV genotypes.

C-BEYOND is fully enrolled with over 880 patients and the Company currently expects to report topline results in mid-2026. The Company anticipates completing enrollment of an additional approximately 880 patients in C-FORWARD in mid-2026 and reporting topline C-FORWARD results at year-end 2026. Pending successful results from the Phase 3 clinical trials, the Company is targeting March 2027 for submission to the US Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval.

In January 2026, the Company announced that AT-587 had been selected as the HEV clinical development product candidate. Currently, the Company anticipates it will initiate clinical development of AT-587 in a Phase 1 program in mid-2026.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $256,006 in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200,000, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2026, no shares have been issued under the Sales Agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The unaudited interim condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”), Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such SEC rules and regulations. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2026.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim period.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Atea Pharmaceuticals, Inc. and its wholly-owned subsidiary, Atea Pharmaceuticals Securities Corporation. All intercompany amounts have been eliminated in consolidation.

Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those as described in the Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 5, 2026.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

3. Marketable Securities

				As of March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$34,871	$4	$(4)	$34,871
Asset-backed securities	33,150	12	(1)	33,161
Commercial paper	21,280	—	(11)	21,269
Corporate bonds	87,485	4	(101)	87,388
Total	$176,786	$20	$(117)	$176,689

				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,786	$59	$—	$59,845
Asset-backed securities	43,183	54	—	43,237
Commercial paper	9,418	4	—	9,422
Corporate bonds	93,556	59	(2)	93,613
Total	$205,943	$176	$(2)	$206,117

As of March 31, 2026 and December 31, 2025, the Company held 31 and one securities, respectively, that were in an unrealized loss position of $117 and $2, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the three months ended March 31, 2026.

The fair value of available-for-sale marketable securities by contractual maturity was as follows as of March 31, 2026:

As of March 31,
2026
Maturing in one year or less	$143,529
Maturing after one year through five years	33,160
Total	$176,689

The Company received proceeds of $104,284 and $208,246 from sales and maturities of marketable securities during the three months ended March 31, 2026 and 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$68,794	$—	$—	$68,794
Marketable Securities
US Treasury obligations	—	34,871	—	34,871
Asset-backed securities	—	33,161	—	33,161
Commercial paper	—	21,269	—	21,269
Corporate bonds	—	87,388	—	87,388
Total	$68,794	$176,689	$—	$245,483

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$87,584	$—	$—	$87,584
Marketable Securities
US Treasury obligations	—	59,845	—	59,845
Asset-backed securities	—	43,237	—	43,237
Commercial paper	—	9,422	—	9,422
Corporate bonds	—	93,613	—	93,613
Total	$87,584	$206,117	$—	$293,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include US Treasury obligations, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in an active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the three months ended March 31, 2026.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 31, 2026	December 31, 2025
Research and development, including manufacturing and clinical expenditures	$20,004	$18,886
Payroll and payroll related	2,274	6,438
Professional fees and other	1,009	672
Total accrued expenses and other current liabilities	$23,287	$25,996

6. Common Stock

As of March 31, 2026, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 80,027,099 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options or other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2025, the shares available under the 2020 Plan had been increased by an aggregate of 20,845,291 shares. In January 2026, the number of shares of Common Stock available for future issuance under the 2020 Plan was further increased by 3,906,339 shares. As of March 31, 2026, 5,594,444 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares of Common Stock underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2026	22,842,960	$12.17	6.0	$8,436
Granted	1,833,940	$4.24
Exercised	(630,075)	$1.38
Cancelled	(621,809)	$16.68
Outstanding at March 31, 2026	23,425,016	$11.72	6.3	$26,594
Vested and expected to vest at March 31, 2026	23,425,016	$11.72	6.3	$26,594
Vested and exercisable at March 31, 2026	17,493,233	$14.39	5.5	$17,379

During the three months ended March 31, 2026, the Company granted 1,833,940 stock options with an aggregate grant date fair value of $5,522 under the 2020 Plan.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option awards granted to employees generally vest over a service period of four years and option awards granted to members of the board of directors generally vest over a service period of one or three years. All options have a contractual term of ten years. As of March 31, 2026, total unrecognized compensation expense related to stock option awards was $16,328, which is being recognized over a remaining weighted average period of 2.4 years.

Restricted Stock Units

During the three months ended March 31, 2026, the Company granted 494,600 restricted stock units to employees under the 2020 Plan with an aggregate grant date fair market value of $2,097. These restricted stock unit awards vest in three annual installments.

Below is the activity related to restricted stock units for the three months ended March 31, 2026.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,247,064	$3.79
Granted	494,600	$4.24
Released	(1,211,128)	$4.14
Cancelled	(13,999)	$4.08
Unvested at March 31, 2026	1,516,537	$3.65

As of March 31, 2026, total unrecognized compensation expense related to restricted stock units was $4,655, which is being recognized over a remaining weighted average period of 1.8 years.

Performance-based Restricted Stock Units

During the year ended December 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) under the 2020 Plan to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which resulted in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% vested on January 31, 2026. The Company recorded compensation expense of $27 and $116 for the three months ended March 31, 2026 and 2025, respectively related to the 2022 PSUs.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2026, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the 2024 PSU grant date value. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $271 for each of the three months ended March 31, 2026 and 2025 related to the 2024 PSUs.

During the year ended December 31, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2026, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded compensation expense of $0 for the three months ended March 31, 2026 and 2025 related to the 2025 PSUs.

During the three months ended March 31, 2026, the Company granted 1,886,320 performance-based restricted stock units (“2026 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $7,998. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve up to four defined performance metrics. The percentage of 2026 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of March 31, 2026, none of the 2026 PSU metrics were deemed probable of achievement. The Company recorded compensation expense of $0 for the three months ended March 31, 2026 related to the 2026 PSUs.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,465,985	$4.13
Granted	1,886,320	$4.24
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at March 31, 2026	3,989,820	$3.91

As of March 31, 2026, total unrecognized compensation expense related to performance-based restricted stock units was $922, which is being recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan

In October 2020, the Company’s shareholders approved the Employee Stock Purchase Plan (“ESPP”), which became effective upon the closing of the Company’s initial public offering in November 2020. The Company initially reserved a total of 1,187,000 shares of its Common Stock for issuance under the ESPP. The ESPP provides that the number of shares reserved and available for issuance under the ESPP will be increased on January 1 of each calendar year by 1% of the number of shares of Common Stock issued and outstanding on the immediately preceding December 31 or such lesser amount as specified by the board of directors. Through December 31, 2025, the number of shares of Common Stock available for future issuance under the ESPP had been increased by 2,511,861 shares. In January 2026, the number of shares of Common Stock available for future issuance under the ESPP was further increased by 781,267 shares.

The Company issued 53,966 and 54,296 shares for proceeds of $132 and $138 during the three months ended March 31, 2026 and 2025, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	$2,402	$5,156
Restricted stock units	1,005	1,377
Performance-based restricted stock units	298	387
Employee stock purchase plan	24	31
Total stock-based compensation expense	$3,729	$6,951

Stock-based compensation expense is classified as follows:

	Three Months Ended March 31,
	2026	2025
Research and development expense	$1,924	$3,440
General and administrative expense	1,805	3,511
Total stock-based compensation expense	$3,729	$6,951

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
	2026	2025
Net loss	$(45,440)	$(34,272)
Weighted-average common shares outstanding — basic and diluted	79,198,204	85,159,254
Net loss per share — basic and diluted	$(0.57)	$(0.40)

The following shares were excluded from the computation of the net loss per share for the three months ended March 31, 2026 and 2025, respectively, due to the net loss during the respective period as their effect is antidilutive.

	Three Months Ended March 31,
	2026	2025
Stock options	23,425,016	22,707,456
Restricted stock units	1,516,537	2,288,763
Performance-based restricted stock units	3,989,820	2,465,985
Employee stock purchase plan	—	—

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

Future minimum payments under the 225 Lease, currently the Company’s only operating lease as of March 31, 2026 were $641.

For each of the three months ended March 31, 2026 and 2025, the Company recorded operating lease costs of $161 relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $50 and $203 for the three months ended March 31, 2026 and 2025, respectively.

The Company maintained a full valuation allowance through March 31, 2026 due to uncertainty regarding its ability to utilize deferred tax assets.

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

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company agreed to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5,000 became due and payable and the related expense was recognized in April 2025 upon the initiation of the HCV Phase 3 clinical trial referred to as C-Beyond. The next potential milestone under the Merck License Agreement, in the amount of $10,000, is payable upon the acceptance by the FDA of a NDA covering a product candidate including ruzasvir which the Company expects will be the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended March 31, 2026 and 2025, the Company recognized expense of $328 and $317, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 for each of the three months ended March 31, 2026 and 2025.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the three months ended March 31, 2026 and 2025.

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

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $256,006 and $301,830, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Research and development expense (1)
HCV external costs (2)	$29,339	$17,584
HEV external costs (2)	4,007	—
COVID-19 external costs (2)	—	1,234
Early stage discovery external costs (2)	—	331
Compensation and related expenses	4,903	6,037
Consulting and professional fees	567	519
Other research and development expenses	394	439
Total research and development expense	39,210	26,144
General and administrative (3)
Compensation and related expenses	2,378	2,678
Consulting and professional fees	2,360	2,939
Other general and administrative	331	329
Total general and administrative	5,069	5,946
Stock-based compensation	3,729	6,951
Other segment items (4)	(2,568)	(4,769)
Net loss	$45,440	$34,272

(1)Research and development expense for the three months ended March 31, 2026 and 2025 excludes stock-based compensation of $1,924 and $3,440, respectively.

(2)External costs consist primarily of costs associated with preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended March 31, 2026 and 2025 excludes stock-based compensation of $1,805 and $3,511, respectively.

(4)Other segment items include interest income and other, net and income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026. This discussion contains forward-looking statements based upon current plans, expectations and beliefs involving risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A, “Risk Factors” and other factors set forth in other parts of this Quarterly Report on Form 10-Q.

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

The global HCV Phase 3 program we are conducting consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the United States (“US”) and Canada, and C-FORWARD which has clinical trial sites in countries outside of North America. In these Phase 3 trials we are comparing our regimen of bemnifosbuvir and ruzasvir to an active comparator, the regimen of sofosbuvir and velpatasvir, in patients with chronic HCV infection. We are conducting the Phase 3 program in geographically diverse regions in order to enroll patients with a broad array of HCV genotypes.

C-BEYOND is fully enrolled with over 880 patients, and we expect to report topline results mid-2026. We anticipate completing enrollment of an additional 880 patients in C-FORWARD in mid-2026 and reporting topline C-FORWARD results at year-end 2026. Pending successful results from these Phase 3 clinical trials, we are targeting submission to the US Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval in March 2027.

We are executing a focused chemistry, manufacturing and controls (“CMC”) strategy to provide fixed dose combination (“FDC”) tablets for the completion of the Phase 3 program, to fulfill NDA requirements and to prepare us for potential launch with sufficient commercial supply for projected initial sales if the regimen of bemnifosbuvir and ruzasvir is approved for marketing.

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

AT-587 has demonstrated potent nanomolar antiviral activity against HEV in vitro. In single-dose in vivo nonclinical pharmacokinetic studies, high plasma concentrations of the surrogate to the active intracellular triphosphate metabolite were observed in all animal species tested. Results from in vitro toxicology, pharmacology and drug metabolism and pharmacokinetic studies indicate the potential for a favorable clinical profile for AT-587. Currently, we anticipate initiating clinical development of AT-587 with a first-in-human Phase 1 study in mid-2026.

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

Financial Resources

We believe we are well capitalized to advance our current programs. We had $256.0 million in cash, cash equivalents and marketable securities at March 31, 2026.

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

We remain focused on identifying initiatives, investments and opportunities to maximize stockholder value.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

Additionally, in April 2025, our Board authorized a program to repurchase shares of our common stock (“Common Stock”). Under this authorization, we returned capital to our stockholders while maintaining the capacity to complete the Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir and execute on our other strategic business plans. Under the share repurchase program, which was fully completed in 2025, we expended $25.5 million (including transaction costs and excise taxes) in connection with the repurchase of 7,673,792 shares of our Common Stock.

Expecting that the results of our HCV Phase 3 clinical development program, if successful, will drive stockholder value and catalyze business development discussions, in November 2025, we concluded the formal engagement to explore strategic partnerships which we previously entered into with Evercore LLC, a global independent investment bank. Currently, we expect to report topline results from our Phase 3 C-Beyond trial in mid-2026 and topline results from our Phase 3 C-Forward trial at year-end 2026. We remain open to consideration of strategic transactions and all other opportunities to drive stockholder value.

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

In addition to a non-refundable upfront payment that we made in February 2022, we agreed to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable in April 2025 when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir. If we successfully complete the ongoing HCV Phase 3 clinical trials evaluating the regimen of bemnifosbuvir and ruzasvir and are able to complete and submit the NDA to the FDA on our current projected timeline, we anticipate that this next potential milestone may become due and payable during the three months ended June 30, 2027.

Financial Operations Overview

As of March 31, 2026, we had cash and investments of $256.0 million. Net cash used in operating activities was $46.4 million for the three months ended March 31, 2026.

Based on our current plans, we anticipate our existing financial resources will allow us to advance our current and planned clinical programs to and through key inflection points, prepare and submit an application for marketing approval of the regimen of bemnifosbuvir and ruzasvir, engage in pre-launch activities including the manufacture of the regimen of bemnifosbuvir and ruzasvir in commercial quantities sufficient to meet our initial sales projections and advance to late-stage clinical development of AT-587 for the treatment of HEV.

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
•
seek marketing approval and prepare for potential commercialization of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
HCV external costs	$29,339	$17,584
HEV external costs	4,007	—
COVID-19 external costs	—	1,234
Early stage discovery external costs	—	331
Internal research and development costs	7,788	10,435
Total research and development costs	$41,134	$29,584

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$41,134	$29,584	$11,550
General and administrative	6,874	9,457	(2,583)
Total operating expenses	48,008	39,041	8,967
Loss from operations	(48,008)	(39,041)	(8,967)
Interest income and other, net	2,618	4,972	(2,354)
Loss before income taxes	(45,390)	(34,069)	(11,321)
Income tax expense	(50)	(203)	153
Net loss	$(45,440)	$(34,272)	$(11,168)

Research and Development Expenses

Research and development expenses increased by $11.6 million from $29.6 million for the three months ended March 31, 2025 to $41.1 million for the three months ended March 31, 2026. The net increase was primarily driven by an increase in external spend for our HCV Phase 3 clinical development and HEV preclinical development activities. The increase was partially offset by lower internal research and development expenses primarily related to lower salaries and wages and lower stock-based compensation expense in the three months ended March 31, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $2.6 million from $9.5 million for the three months ended March 31, 2025 to $6.9 million for the three months ended March 31, 2026. The net decrease was primarily related to lower salaries and wages, lower stock-based compensation expense and lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $2.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.1 and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of March 31, 2026, we had cash, cash equivalents and marketable securities of $256.0 million. We believe that our available cash and investments will be sufficient to fund our planned operations through 2027 including the completion of the Phase 3 program evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our Common Stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of March 31, 2026, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(46,391)	$(30,563)
Investing activities	29,738	85,608
Financing activities	257	(347)
Net increase (decrease) in cash and cash equivalents	$(16,396)	$54,698

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $46.4 million. Cash used in operating activities was primarily due to a net loss of $45.4 million, accretion of premium and discounts on marketable securities of $0.6 million, a decrease in accounts payable and accrued expenses and other liabilities of $6.2 million, partially offset by stock-based compensation expense of $3.7 million and a decrease in prepaid expenses and other assets of $2.0 million.

Net cash used in operating activities for the three months ended March 31, 2025 was $30.6 million. Cash used in operating activities was primarily due to a net loss of $34.3 million, accretion of premium and discounts on marketable securities of $1.7 million, and an increase in other assets of $4.2 million, partially offset by stock-based compensation expense of $7.0 million and an increase in accounts payable and accrued expenses of $3.3 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026 was $29.7 million and consisted of sales and maturities of marketable securities of $104.3 million partially offset by purchases of marketable securities of $74.5 million.

Net cash provided by investing activities for the three months ended March 31, 2025 was $85.6 million and consisted of sales and maturities of marketable securities of $208.2 million partially offset by purchases of marketable securities of $122.6 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $0.3 million and consisted of $0.9 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of our Common Stock under our employee stock purchase plan offset by $0.7 million used in connection with the net settlement of vested restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2025 was $0.3 million and consisted of $0.4 million related to the net settlement of vested restricted stock units partially offset by proceeds of $0.1 million from the sale of our Common Stock under our employee stock purchase plan.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the three months ended March 31, 2026 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We have also agreed to indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have director and officer insurance coverage that is intended to reduce our exposure and enable us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $256.0 million, consisting of interest-bearing money market funds, US Treasury obligations, asset-backed securities, commercial paper and corporate bonds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a late-stage clinical biopharmaceutical company. Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to successfully develop, obtain marketing approval, manufacture a product on a commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or have third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

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

As we continue to build our business, including completing Phase 3 clinical trials and preparing and potentially submitting applications seeking marketing approval for our hepatitis C virus (“HCV”) product candidate, we expect our financial condition and operating results may fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results included in this report or reports for any other particular prior quarterly or annual period as indications of future operating performance.

We have incurred significant operating expenses since inception and expect to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue. We expect to incur operating losses in 2026 and for the foreseeable future.

We have incurred significant operating expenses since our inception. For the three months ended March 31, 2026 and the year ended December 31, 2025, our operating expenses were $48.0 million and $180.9 million, respectively. As of March 31, 2026, we had an accumulated deficit of $568.0 million.

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

Furthermore, the costs of advancing product candidates into each succeeding clinical development phase tend to increase substantially over time. For example, the costs of our HCV Phase 3 development program are substantially greater than the costs we incurred in our HCV Phase 2 development program. These increased Phase 3 costs are attributable to a number of factors including a significantly increased number of patients enrolled in the Phase 3 program and costs associated with the use of an active comparator in the Phase 3 program which was not a part of the Phase 2 program. Because of the numerous risks and uncertainties associated with the development of our product candidates, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to begin generating revenue from the commercialization of products or again achieve profitability.

Further, we expect we will continue to incur substantial operating expenses if or as we:

•
continue to discover and develop additional product candidates;
•
successfully complete clinical trials and seek regulatory approval for the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, AT-587 for the treatment of hepatitis E virus (“HEV”) or other product candidates, if any;
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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly completing the late stage development of the regimen of bemnifosbuvir and ruzasvir, the manufacture of commercial launch supply, the preparation and submission of an NDA and other similar applications seeking marketing approval for our HCV product candidate. Also, we anticipate that we may incur substantial expenses in connection with the development of AT-587 for the treatment of HEV, and in connection with the discovery, license or other acquisition and potential development of other product candidates, if any. If we successfully develop and receive regulatory approval to market the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or any other product candidates, we expect we will also incur substantial expenses in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize such products. Additionally, in 2025, our Board authorized and we completed a share repurchase program expending the total authorized amount of $25.0 million, net of transaction costs and excise taxes, in connection with the repurchase of 7,673,792 shares of our common stock.

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

We incurred a net loss of $45.4 million for the three months ended March 31, 2026. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV and HEV product candidates and future product candidates, if any, require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, which requires significant additional clinical testing, including successful completion of Phase 3 clinical testing, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

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

Even if we receive approval to market our HCV product candidate, our HEV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives, successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete if the regimen of bemnifosbuvir and ruzasvir is approved for the treatment of HCV.

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

Clinical development, including enrollment and retention of patients in clinical trials, is an expensive, lengthy and uncertain process. We may encounter substantial delays and costs in our clinical trials or may not be able to conduct or complete our clinical trials on the timelines we expect, if at all.

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
•
delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among CROs and clinical trial sites;
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

Further, conducting clinical trials in foreign countries for our HCV and HEV product candidates or other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. For example, as part of our C-FORWARD HCV Phase 3 clinical trial, clinical trial sites in Ukraine are enrolling patients in the study. To the extent that these patients are not able to complete the study or there is a loss of data related to those patients as a result of the ongoing conflict in that area or otherwise, there may be a delay in completing the study or an adverse impact on the results from the study.

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

We currently conduct, and expect in the future to conduct, clinical trials outside the US for our product candidates. The acceptance of study data from clinical trials conducted outside the US or another jurisdiction by the FDA or comparable foreign regulatory authorities may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the US, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the US population and US medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice (“GCP”) regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for marketing approval unless the study was conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the US or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Any product candidates we may develop and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory authorities in the US and by comparable authorities in other countries. Any product candidates we develop may not be effective, may be only moderately effective, or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate in a given jurisdiction. We have not received approval to market any product candidates from regulatory authorities in any jurisdiction. It is possible that neither the HCV product candidate or the HEV product candidate we are developing or other product candidates, if any, that we may seek to develop in the future, will ever obtain regulatory approval. We, as a company, have no experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs, suppliers, vendors or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority.

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

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions including a rapid substantial influx of applications from numerous sponsors as occurred with COVID-19. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, government efficiency initiatives, including initiatives and programs recently undertaken in the US, have resulted in a number of employees leaving the FDA which may affect the ability of the agency to process our regulatory submissions which may adversely impact our ability to timely complete critical activities associated with the development of our HCV product candidate.

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

Currently, we face an inherent risk of product liability claims as a result of the testing of our product candidates and we will face product liability risks if we, or a collaborator, commercialize any of our product candidates that are approved. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. On occasion, large judgments have been awarded in class action lawsuits based on products that had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs, which may not be covered by insurance. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

For ruzasvir, we have a sole supplier located in China for our active pharmaceutical ingredient, and for both ruzasvir and bemnifosbuvir, all suppliers of the regulatory starting materials for the respective manufacturing processes are located in China. We expect to continue to use such third-party manufacturers including for the manufacture of commercial supply, if approved. Any disruption in production or inability of our manufacturers in China to produce adequate quantities to meet our needs, including as a result of a natural disaster, public health crises, trade disruptions, or changes in the US trade policies, could impair our ability to operate our business on a day-to-day basis and adversely impact our ability to continue the research and development of our product candidates and, if approved, to commercialize our products. Tariffs on certain Chinese origin goods may impact the cost of manufactured materials we import from China for our research programs, preclinical studies and clinical trials and for commercialization of products, if any, that may be approved. Additionally, the indirect impact of inflationary pressure on costs throughout the supply chain may result in higher input costs, which could have a material adverse effect on our business, prospects, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities in the three months ended March 31, 2026.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

Other than as disclosed below, during the three months ended March 31, 2026 , no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

On March 10, 2026, Janet Hammond, MD, PhD, our Chief Development Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Hammond 10b5-1 Plan”). Between September 1, 2026 and September 1, 2027, the Hammond 10b5-1 Plan provides for the potential exercise of vested stock options and associated sale of up to 305,000 shares of Atea common stock acquired upon the exercise of such stock options. The Hammond 10b5-1 Plan expires on September 1, 2027 or upon the earlier completion of all transactions authorized under the Hammond 10b5-1 Plan.

On March 11, 2026, John Vavricka, our Chief Commercial Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Vavricka 10b5-1 Plan”). Between September 1, 2026 and September 1, 2027, the Vavricka 10b5-1 Plan provides for the potential exercise of vested stock options and associated sale of up to 200,000 shares of Atea common stock acquired upon the exercise of such stock options. The Vavricka 10b5-1 Plan expires on September 1, 2027 or upon the earlier completion of all transactions authorized under the Vavricka 10b5-1 Plan.

On March 12, 2026, Arantxa Horga, MD, our Chief Medical Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “Horga 10b5-1 Plan”). Between September 1, 2026 and September 1, 2027, the Horga 10b5-1 Plan provides for the potential exercise of vested stock options and associated sale of up to 52,216 shares of Atea common stock acquired upon the exercise of such stock options and the sale of up to 82,697 shares of Atea common stock. The Horga 10b5-1 Plan expires on September 1, 2027 or upon the earlier completion of all transactions authorized under the Horga 10b5-1 Plan.

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

ATEA PHARMACEUTICALS, INC.

Date: May 12, 2026	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: May 12, 2026	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)