Form 10-Q
period 2026-06-30
Atea Pharmaceuticals, Inc.
filed 2026-08-12
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, the registrant had 80,204,699 shares of common stock, $0.001 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•
our expectations relating to the projected costs, timing of completion and reporting of results from C-FORWARD, our Phase 3 clinical trial evaluating the fixed-dose combination of bemnifosbuvir and ruzasvir (“BEM/RZR”), our product candidate for the treatment of hepatitis C virus (“HCV”);
•
our expectations relating to clinical trials evaluating AT-587, our product candidate for the treatment of hepatitis E virus ("HEV"), including projected costs, study designs and the timing for initiation, recruitment, completion, and reporting interim, top-line and final results;
•
the potential therapeutic benefit of our HCV and HEV product candidates and market opportunities therefor;
•
the safety profile and related adverse events of our HCV and HEV product candidates;
•
our plans to research, develop and commercialize our current and future product candidates;
•
the potential benefits of any future collaboration we may enter into;
•
the timing of and our ability to apply for, and if successful, obtain and maintain regulatory approvals for our product candidates, including the anticipated submission to the U.S. Food and Drug Administration of a new drug application seeking approval to market the regimen of BEM/RZR for the treatment of HCV in the United States;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that may cause actual results to

i

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
•
Our business is highly dependent on the success of our lead product candidate, the fixed-dose combination of bemnifosbuvir and ruzasvir for the treatment of HCV infection. If we fail to successfully develop this product candidate or we are unable to obtain regulatory approval or successfully commercialize this or any other product candidates, or are significantly delayed in doing so, our business will be harmed.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$76,548	$95,713
Marketable securities	142,917	206,117
Prepaid expenses and other current assets	9,200	9,161
Total current assets	228,665	310,991
Property and equipment, net	249	457
Other assets	3,048	3,136
Operating lease right-of-use assets, net	320	634
Total assets	$232,282	$315,218
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,058	$12,945
Accrued expenses and other current liabilities	17,642	25,996
Current portion of operating lease liabilities	424	843
Total current liabilities	28,124	39,784
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,204,699 and 78,126,796 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	80	78
Additional paid-in capital	805,116	797,751
Accumulated other comprehensive (loss) gain	(96)	174
Accumulated deficit	(600,942)	(522,569)
Total stockholders’ equity	204,158	275,434
Total liabilities and stockholders’ equity	$232,282	$315,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$28,150	$32,275	$69,284	$61,859
General and administrative	6,949	9,070	13,823	18,527
Total operating expenses	35,099	41,345	83,107	80,386
Loss from operations	(35,099)	(41,345)	(83,107)	(80,386)
Interest income and other, net	2,190	4,391	4,808	9,363
Loss before income taxes	(32,909)	(36,954)	(78,299)	(71,023)
Income tax expense	(24)	(207)	(74)	(410)
Net loss	$(32,933)	$(37,161)	$(78,373)	$(71,433)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale investments	1	(81)	(270)	(196)
Comprehensive loss	$(32,932)	$(37,242)	$(78,643)	$(71,629)
Net loss per share — basic and diluted	$(0.41)	$(0.44)	$(0.99)	$(0.85)
Weighted-average number of common shares — basic and diluted	80,050,518	83,747,335	79,183,301	84,449,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2026	78,126,796	$78	$797,751	$174	$(522,569)	$275,434
Issuance of common stock upon vesting of restricted stock units	1,216,262	1	(747)	—	—	(746)
Issuance of common stock under employee stock purchase plan	53,966	—	132	—	—	132
Issuance of common stock upon exercise of stock options	630,075	1	870	—	—	871
Stock-based compensation expense	—	—	3,729	—	—	3,729
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(45,440)	(45,440)
Balance—March 31, 2026	80,027,099	80	801,735	(97)	(568,009)	233,709
Issuance of common stock upon vesting of restricted stock units	177,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,381	—	—	3,381
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(32,933)	(32,933)
Balance—June 30, 2026	80,204,699	$80	$805,116	$(96)	$(600,942)	$204,158

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive loss	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	85	809,373	118	(398,492)	411,084
Issuance of common stock upon vesting of restricted stock units	177,600	1	(1)	—	—	—
Repurchase of common stock	(4,619,597)	(5)	(14,088)	—	—	(14,093)
Stock-based compensation expense	—	—	4,667	—	—	4,667
Other comprehensive loss	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(37,161)	(37,161)
Balance—June 30, 2025	81,137,478	$81	$799,951	$37	$(435,653)	$364,416

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(78,373)	$(71,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,110	11,618
Depreciation and amortization expense	208	208
Accretion of premium and discounts on marketable securities	(1,123)	(3,061)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(39)	1,743
Other assets	88	(4,197)
Accounts payable	(2,887)	4,386
Accrued expenses and other liabilities	(8,354)	(2,602)
Operating lease liabilities	(105)	(95)
Net cash used in operating activities	(83,475)	(63,433)
Cash flows from investing activities
Purchases of marketable securities	(108,356)	(223,368)
Sales and maturities of marketable securities	172,409	324,266
Net cash provided by investing activities	64,053	100,898
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	871	—
Proceeds from issuance of common stock under employee stock purchase plan	132	138
Repurchase of common stock	—	(14,093)
Issuance of restricted stock units	(746)	(485)
Net cash provided by (used in) financing activities	257	(14,440)
Net (decrease) increase in cash and cash equivalents	(19,165)	23,025
Cash and cash equivalents at the beginning of period	95,713	64,696
Cash and cash equivalents at the end of period	$76,548	$87,721

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

The Company is a late-stage clinical biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the fixed-dose combination of bemnifosbuvir and ruzasvir is currently in Phase 3 clinical development for the treatment of hepatitis C virus (“HCV”). The Company is also developing AT-587 for the treatment of hepatitis E virus ("HEV").

Atea’s global HCV Phase 3 program consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the United States (“US”) and Canada and C-FORWARD which has clinical trial sites in countries outside of North America. The Phase 3 program is being conducted in geographically diverse regions in an effort to enroll patients with a broad array of the HCV genotypes.

In the Phase 3 trials, the fixed-dose combination of bemnifosbuvir and ruzasvir is compared to the fixed-dose combination of sofosbuvir and velapatsvir (marketed in the US under the brand Epclusa®) in patients with chronic HCV with and without cirrhosis. In patients without cirrhosis, eight weeks of treatment with the bemnifosbuvir and ruzasvir regimen administered once daily is being compared to 12 weeks of treatment with the sofobuvir and velapatasvir regimen administered once daily. In patients with cirrhosis, treatment is 12 weeks with each regimen.

In July 2026, the Company announced positive topline results from C-BEYOND with the regimen of bemnifosvbuvir and ruzasvir demonstrating statistical non-inferiority to the regimen of sofosbuvir and velapatasvir in the modified intent to treat population and achieving the trial’s primary endpoint. Statistical non-inferiority was also met in secondary endpoints, including the per-protocol analysis. These C-BEYOND results highlight the potential of the bemnifosbuvir and ruzasvir regimen to deliver robust antiviral efficacy with a shorter treatment duration (eight rather than 12 weeks) for patients without cirrhosis. In the US, approximately 80-90% of people living with HCV do not have cirrhosis. Together with its potential advantages of a shorter treatment duration for most patients, low risk of drug-drug interactions and no food effect, the results from C-BEYOND further reinforce the regimen of bemnifosbuvir and ruzasvir’s potential as a differentiated, best-in-class treatment option for people with HCV.

In June 2026, the Company completed enrollment of patients in C-FORWARD. Currently, the Company expects to report topline results from C-FORWARD early in the first quarter 2027 and, if the C-FORWARD results are positive, the Company is targeting the second quarter of 2027 for submission to the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval.

Clinical development of AT-587, the Company’s product candidate for the treatment of HEV, was initiated in a first-in-human clinical trial in July 2026. This Phase 1 clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of AT-587 in healthy volunteers.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $219,465 in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200,000, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form

S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2026, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to late-stage clinical biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical studies and clinical trials, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and healthcare providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is dependent on third-party service providers for the conduct of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim period.

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

3. Marketable Securities

				As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$29,946	$—	$(21)	$29,925
Asset-backed securities	2,508	—	(1)	2,507
Commercial paper	16,466	—	(3)	16,463
Corporate bonds	94,093	—	(71)	94,022
Total	$143,013	$—	$(96)	$142,917

				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,786	$59	$—	$59,845
Asset-backed securities	43,183	54	—	43,237
Commercial paper	9,418	4	—	9,422
Corporate bonds	93,556	59	(2)	93,613
Total	$205,943	$176	$(2)	$206,117

As of June 30, 2026 and December 31, 2025, the Company held 37 and one securities, respectively, that were in an unrealized loss position of $96 and $2, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the six months ended June 30, 2026.

The fair value of available-for-sale marketable securities by contractual maturity was as follows as of June 30, 2026:

As of June 30,
2026
Maturing in one year or less	$140,410
Maturing after one year through five years	2,507
Total	$142,917

The Company received proceeds of $172,409 and $324,266 from sales and maturities of marketable securities during the six months ended June 30, 2026 and 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$66,561	$—	$—	$66,561
Marketable Securities
US Treasury obligations	—	29,925	—	29,925
Asset-backed securities	—	2,507	—	2,507
Commercial paper	—	16,463	—	16,463
Corporate bonds	—	94,022	—	94,022
Total	$66,561	$142,917	$—	$209,478

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$87,584	$—	$—	$87,584
Marketable Securities
US Treasury obligations	—	59,845	—	59,845
Asset-backed securities	—	43,237	—	43,237
Commercial paper	—	9,422	—	9,422
Corporate bonds	—	93,613	—	93,613
Total	$87,584	$206,117	$—	$293,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include US Treasury obligations, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in an active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the six months ended June 30, 2026.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30, 2026	December 31, 2025
Research and development, including manufacturing and clinical expenditures	$12,963	$18,886
Payroll and payroll related	3,849	6,438
Professional fees and other	830	672
Total accrued expenses and other current liabilities	$17,642	$25,996

6. Common Stock

As of June 30, 2026, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 80,204,699 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options and other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2025, the shares available under the 2020 Plan had been increased by an aggregate of 20,845,291 shares. In January 2026, the number of shares of Common Stock available for future issuance under the 2020 Plan was further increased by 3,906,339 shares. To the extent outstanding restricted stock unit or stock option awards granted under the 2020 Plan are cancelled, the shares of Common Stock underlying such cancelled awards are available for future grant under the 2020 Plan. As of June 30, 2026, 6,953,894 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares of Common Stock underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2026	22,842,960	$12.17	6.0	$8,436
Granted	2,185,540	$4.29
Exercised	(630,075)	$1.38
Cancelled	(2,546,459)	$57.97
Outstanding at June 30, 2026	21,851,966	$6.35	6.3	$16,366
Vested and expected to vest at June 30, 2026	21,851,966	$6.35	6.3	$16,366
Vested and exercisable at June 30, 2026	16,328,302	$7.20	5.5	$11,900

During the six months ended June 30, 2026, the Company granted 2,185,540 stock options with an aggregate grant date fair value of $6,667 under the 2020 Plan.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option awards granted to employees generally vest over a service period of four years and option awards granted to members of the board of directors generally vest over a service period of one or three years. All options have a contractual term of ten years. As of June 30, 2026, total unrecognized compensation expense related to stock option awards was $15,225, which is being recognized over a remaining weighted average period of 2.2 years.

Restricted Stock Units

During the six months ended June 30, 2026, the Company granted 708,200 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $3,028. These restricted stock unit awards vest in three annual installments.

Below is the activity related to restricted stock units for the six months ended June 30, 2026.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,247,064	$3.79
Granted	708,200	$4.28
Released	(1,388,728)	$4.03
Cancelled	(13,999)	$4.08
Unvested at June 30, 2026	1,552,537	$3.80

As of June 30, 2026, total unrecognized compensation expense related to restricted stock units was $4,755, which is being recognized over a remaining weighted average period of 1.6 years.

Performance-based Restricted Stock Units

During the year ended December 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) under the 2020 Plan to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which resulted in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% vested on January 31, 2026. The Company recorded compensation expense of $0 and $81 for the three months ended June 30, 2026 and 2025, respectively related to the 2022 PSUs. The Company recorded compensation expense of $27 and $197 for the six months ended June 30, 2026 and 2025, respectively related to the 2022 PSUs.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2026, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the 2024 PSU grant date value. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $274 for each of the three months ended June 30, 2026 and 2025 related to the 2024 PSUs. The Company recorded compensation expense of $545 for each of the six months ended June 30, 2026 and 2025 related to the 2024 PSUs.

During the year ended December 31, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2026, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded compensation expense of $0 for the three and six months ended June 30, 2026 and 2025 related to the 2025 PSUs.

During the six months ended June 30, 2026, the Company granted 1,886,320 performance-based restricted stock units (“2026 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $7,998. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve up to four defined performance metrics. The percentage of 2026 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of June 30, 2026, none of the 2026 PSU metrics were deemed probable of achievement. The Company recorded compensation expense of $0 for the three and six months ended June, 2026 related to the 2026 PSUs.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,465,985	$4.13
Granted	1,886,320	$4.24
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at June 30, 2026	3,989,820	$3.91

As of June 30, 2026, total unrecognized compensation expense related to performance-based restricted stock units was $647, which is being recognized over a weighted average period of 1.8 years.

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

The Company issued 53,966 and 54,296 shares for proceeds of $132 and $138 during the six months ended June 30, 2026 and 2025, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$2,247	$2,917	$4,649	$8,073
Restricted stock units	832	1,394	1,837	2,771
Performance-based restricted stock units	275	355	573	742
Employee stock purchase plan	27	1	51	32
Total stock-based compensation expense	$3,381	$4,667	$7,110	$11,618

Stock-based compensation expense is classified as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$1,761	$2,419	$3,685	$5,859
General and administrative expense	1,620	2,248	3,425	5,759
Total stock-based compensation expense	$3,381	$4,667	$7,110	$11,618

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(32,933)	$(37,161)	$(78,373)	$(71,433)
Weighted-average common shares outstanding — basic and diluted	80,050,518	83,747,335	79,183,301	84,449,318
Net loss per share — basic and diluted	$(0.41)	$(0.44)	$(0.99)	$(0.85)

The following shares were excluded from the computation of the net loss per share for the three and six months ended June 30, 2026 and 2025, respectively, due to the net loss during the respective period as their effect is antidilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	21,851,966	22,889,797	21,851,966	22,889,797
Restricted stock units	1,552,537	2,247,064	1,552,537	2,247,064
Performance-based restricted stock units	3,989,820	2,465,985	3,989,820	2,465,985
Employee stock purchase plan	12,383	21,588	12,383	21,588

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

Future minimum payments under the 225 Lease, the Company’s only operating lease as of June 30, 2026 were $427.

For each of the three months ended June 30, 2026 and 2025, the Company recorded operating lease costs of $162 relating to its operating lease agreements. For each of the six months ended June 30, 2026 and 2025, the Company recorded operating lease costs of $323 relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $24 and $207 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded income tax expense of $74 and $410 for the six months ended June 30, 2026 and 2025, respectively.

The Company maintained a full valuation allowance through June 30, 2026 due to uncertainty regarding its ability to utilize deferred tax assets.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended June 30, 2026 and 2025, the Company recognized expense of $228 and $138, respectively, relating to matching contributions to the 401(k) Plan. During the six months ended June 30, 2026 and 2025, the Company recognized expense of $556 and $455, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 for each of the three months ended June 30, 2026 and 2025. The Company recognized expense in the amount of $54 for each of the six months ended June 30, 2026 and 2025.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the three or six months ended June 30, 2026 and 2025.

In June 2026, the Company entered into a consulting agreement with another one of its directors. The Company recognized expense of $8 during the three and six months ended June 30, 2026.

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

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $219,465 and $301,830, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense (1)
HCV external costs (2)	$17,924	24,285	$47,263	$41,869
HEV external costs (2)	2,910	—	6,917	—
COVID-19 external costs (2)	—	(78)	—	1,156
Early stage discovery external costs (2)		265	—	596
Compensation and related expenses	4,668	4,419	9,571	10,456
Consulting and professional fees	502	568	1,069	1,087
Other research and development expenses	385	397	779	836
Total research and development expense	26,389	29,856	65,599	56,000
General and administrative (3)
Compensation and related expenses	2,314	2,212	4,692	4,890
Consulting and professional fees	2,670	4,185	5,030	7,124
Other general and administrative	345	425	676	754
Total general and administrative	5,329	6,822	10,398	12,768
Stock-based compensation	3,381	4,667	7,110	11,618
Other segment items (4)	(2,166)	(4,184)	(4,734)	(8,953)
Net loss	$(32,933)	$(37,161)	$(78,373)	$(71,433)

(1)Research and development expense for the three months ended June 30, 2026 and 2025 excludes stock-based compensation of $1,761 and $2,419, respectively. Research and development expense for the six months ended June 30, 2026 and 2025 excludes stock-based compensation of $3,685 and $5,859, respectively.

(2)External costs consist primarily of costs associated with preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended June 30, 2026 and 2025 excludes stock-based compensation of $1,620 and $2,248, respectively. General and administrative expense for the six months ended June 30, 2026 and 2025 excludes stock-based compensation of $3,425 and $5,759, respectively.

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

Overview

We are a late-stage clinical biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biochemistry and virology to discover, develop and commercialize novel, orally administered antivirals to treat serious viral diseases. Our current product candidate pipeline includes the regimen of bemnifosbuvir and ruzasvir (“BEM/RZR”) which we believe has the potential to improve the current standard of care (“SOC”) for the treatment of patients with hepatitis C virus (“HCV”) infection and AT-587 which we believe has the potential to be the first direct-acting antiviral (“DAA”) for the treatment of patients, particularly immunocompromised patients, with chronic hepatitis E virus (“HEV”) infection.

HCV - Our Goal and our Program

The objective of our HCV development program is to improve upon the current SOC by offering the fixed-dose combination (“FDC”) regimen of BEM/RZR as a differentiated pan-genotypic protease inhibitor-free, short-duration regimen with a low risk of drug-drug interactions for patients infected with HCV, if successfully developed and approved. We believe that a novel, shorter duration, easily prescribable treatment will benefit today’s HCV patient population, which is predominately young (20-49 years old) and non-cirrhotic (80-90% of the US population), and would be a significant improvement to the current SOC.

Chronic HCV infection remains an ongoing public health crisis. If left untreated, HCV can progress to cirrhosis, end-stage liver disease and liver cancer, and it remains one of the leading causes of liver cancer in the US, Europe and Japan. According to the World Health Organization (cited July 28, 2026), approximately 50 million people worldwide are living with HCV, including up to 4 million people in the US, while new diagnoses continue to outpace annual cures. Additionally, many people living with HCV are also managing other chronic conditions, and roughly 80% take multiple concomitant medications for common comorbidities such as heartburn, heart arrhythmia, high blood pressure and gastroesophageal reflux disease (GERD), which may increase the potential for drug-drug interactions with currently approved therapies.

Presently, there are no short-course (i.e., eight week) nucleotide inhibitor-based, pan-genotypic HCV treatment regimens. Clinical and nonclinical results from studies we conducted prior to our Phase 3 program have shown that the BEM/RZR regimen has high antiviral potency and has been well tolerated. These studies have also shown that the BEM/RZR regimen has a low risk for drug-drug interactions with many commonly prescribed medications including proton pump inhibitors and offers the convenience of being able to be taken with or without food. This is a profile that we believe will offer a significant improvement to the current SOC, if approved.

The global HCV Phase 3 program we are conducting consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the United States (“US”) and Canada, and C-FORWARD which has clinical trial sites in countries outside of North America. In these Phase 3 trials, we are comparing BEM/RZR to an active comparator, the fixed-dose combination regimen of sofosbuvir and velpatasvir (“SOF/VEL” marketed in the US under the brand Epclusa®), in patients with chronic HCV infection. We are conducting the Phase 3 program in geographically diverse regions in order to enroll patients with a broad array of HCV genotypes.

In July 2026, we announced positive topline results from C-BEYOND with BEM/RZR demonstrating statistical non-inferiority compared to SOF/VEL in the modified intent-to-treat (mITT) population thereby achieving the trial’s primary endpoint.

In the mITT analysis (n=905, cirrhotic and non-cirrhotic), BEM/RZR achieved a 93.9% sustained virologic response (SVR) rate vs. 94.8% for SOF/VEL at Week 24 from the start of treatment, encompassing SVR at 12 weeks post-treatment (the generally accepted definition of cure for HCV) in both arms. These results achieved the primary endpoint of statistical non-inferiority, with a 95% confidence interval for difference in SVR rates within the prespecified 5% margin. The mITT analysis in patients without cirrhosis (n=721) showed BEM/RZR (8 weeks of treatment) achieved a 93.5% SVR rate vs. 94.6% for SOF/VEL (12 weeks of treatment). In patients with cirrhosis (12 weeks treatment in both arms) (n=184), BEM/RZR achieved a 95.4% SVR rate vs. 95.4% for SOF/VEL. In C-BEYOND, rates of virologic failure across all patient populations were low and comparable between treatment arms. Statistical non-inferiority was also met in secondary endpoints, including the per-protocol analysis.

BEM/RZR was administered as an 8-week regimen to patients without cirrhosis compared with the 12-week regimen of SOF/VEL, highlighting the potential of BEM/RZR to deliver robust antiviral efficacy with a shorter treatment duration. In the US, approximately 80-90% of people living with HCV do not have cirrhosis. Together with its potential advantages of a shorter treatment duration for most patients, low risk of drug-drug interactions and no food effect, the results from C-BEYOND further reinforce BEM/RZR’s potential as a differentiated, best-in-class treatment option for people with HCV.

In C-BEYOND, BEM/RZR demonstrated robust SVR rates across HCV genotypes that predominate in North America. C-FORWARD, which is being conducted at approximately 120 sites in 17 countries outside North America, includes a broader range of HCV genotypes and is expected to provide additional efficacy data in genotypes more frequently found outside the US and Canada. In C-BEYOND, BEM/RZR was generally safe and well tolerated with no drug-related serious adverse events or drug related early treatment discontinuations. Safety was comparable between treatment arms.

In June 2026, we announced that we completed enrollment of more than 880 HCV patients in C-FORWARD. Currently, we anticipate to report the topline results from C-FORWARD early in the first quarter of 2027. Pending successful results from C-FORWARD, we are targeting submission to the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval in the second quarter of 2027.

In addition to our clinical development activities, we are executing a focused chemistry, manufacturing and controls (“CMC”) strategy to manufacture BEM/RZR FDC tablets to fulfill NDA requirements and prepare us for potential launch.

Given the large number of patients currently infected with HCV and the incidence of newly reported chronic infections continuing to outpace rates of treatment, we expect that a substantial global market will exist for the foreseeable future. In 2025, global net sales of branded HCV therapeutics known in the US as Epclusa® (including the authorized generic copy of Epclusa®) and Mavyret® exceeded $2.5 billion with the US accounting for approximately 50% of these sales.

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

AT-587 has demonstrated potent nanomolar antiviral activity against HEV in vitro. In single-dose in vivo nonclinical pharmacokinetic studies, high plasma concentrations of the surrogate to the active intracellular triphosphate metabolite were observed in all animal species tested. Results from in vitro toxicology, pharmacology and drug metabolism and pharmacokinetic studies indicate the potential for a favorable clinical profile for AT-587. In July 2026, we initiated clinical development of AT-587 in a Phase 1 clinical trial which is designed to evaluate the safety, tolerability and pharmacokinetics of AT-587 in healthy volunteers.

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

Financial Resources

We believe we are well capitalized to advance our current programs. We had $219.5 million in cash, cash equivalents and marketable securities at June 30, 2026.

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

Additionally, in April 2025, our Board authorized a program to repurchase shares of our common stock (“Common Stock”). Under this authorization, we returned capital to our stockholders while maintaining the capacity to complete the Phase 3 clinical development of the regimen of BEM/RZR and execute on our other strategic business plans. Under the share repurchase program, which was fully completed in 2025, we expended $25.5 million (including transaction costs and excise taxes) in connection with the repurchase of 7,673,792 shares of our Common Stock.

Expecting that the results of our HCV Phase 3 clinical development program, if successful, will drive stockholder value and catalyze business development discussions, in November 2025, we concluded the formal engagement to explore strategic partnerships which we previously entered into with Evercore LLC, a global independent investment bank. As noted above, in July 2026, we reported topline results of C-BEYOND, our Phase 3 clinical trial, comparing our regimen of BEM/RZR against the regimen of SOF/VEL (marketed in the US under the brand Epclusa®). In C-BEYOND, BEM/RZR demonstrated statistical non-inferiority to SOF/VEL meeting both primary and secondary study endpoints. In addition to C-BEYOND, our HCV Phase 3 clinical development program also includes C-FORWARD, a second Phase 3 clinical trial. Patient enrollment in C-FORWARD was completed in June 2026 and we currently expect to report topline results from this Phase 3 clinical trial early in the first quarter of 2027. If C-FORWARD is successfully completed, we are targeting to submit an NDA to the FDA in the second quarter of 2027 seeking approval to market the regimen.

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

In addition to a non-refundable upfront payment that we made in February 2022, we agreed to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable in April 2025 when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating the regimen of BEM/RZR for the treatment of HCV. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir. If we successfully complete C-FORWARD, our Phase 3 clinical trial, and our HCV development program evaluating the BEM/RZR regimen, and we are able to complete and submit the NDA to the FDA on our current projected timeline, we anticipate that this next potential milestone may become due and payable during the three months ending September 30, 2027.

Financial Operations Overview

As of June 30, 2026, we had cash and investments of $219.5 million. Net cash used in operating activities was $83.5 million for the six months ended June 30, 2026.

Based on our current plans, we anticipate our existing financial resources will allow us to advance our current and planned clinical programs to and through key inflection points, prepare and submit an application for marketing approval of the regimen of BEM/RZR, engage in pre-launch activities and advance AT-587 for the treatment of HEV to late-stage clinical development.

We expect that our net cash used in operating activities will remain significant as we complete the clinical development of the regimen of BEM/RZR for the treatment of HCV, seek regulatory approval, manufacture such product at commercial scale and prepare for and, if approved, pursue commercialization activities; advance AT-587, our HEV product candidate through clinical development; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and, if necessary, hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through 2027. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
complete the Phase 3 clinical development of the regimen of BEM/RZR for the treatment of HCV;
•
complete non-clinical NDA enabling activities including those associated with the manufacture of the regimen of BEM/RZR at commercial scale;
•
seek marketing approval and prepare for potential commercialization of the regimen of BEM/RZR for the treatment of HCV;
•
advance the clinical development of AT-587 for the treatment of chronic HEV;

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

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
HCV external costs	$17,924	24,285	$47,263	$41,869
HEV external costs	2,910	—	6,917	—
COVID-19 external costs	—	(78)	—	1,156
Early stage discovery external costs	—	265	—	596
Internal research and development costs	7,316	7,803	15,104	18,238
Total research and development costs	$28,150	$32,275	$69,284	$61,859

Substantially all of our resources are focused on the development of our product candidates. We expect our research and development expenses to vary quarter over quarter particularly as we complete our Phase 3 HCV clinical program, complete NDA associated activities and advance the clinical development of AT-587 for the treatment of HEV. Predicting the timing or cost to complete our clinical programs, validate our commercial manufacturing and supply processes and manufacture product at commercial scale is difficult and delays may occur because of many factors, including factors outside of our control. For example, if the FDA or other regulatory authorities were to require us to conduct clinical trials beyond those that we currently anticipate or the time to complete planned clinical trials is extended due to delays in enrollment or otherwise, we could be required to expend significant additional financial resources and time on the completion of clinical development. Furthermore, we are unable to predict with any certainty when our HCV and HEV product candidates or any other product candidate we may develop will, if ever, receive regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$28,150	$32,275	$(4,125)
General and administrative	6,949	9,070	(2,121)
Total operating expenses	35,099	41,345	(6,246)
Loss from operations	(35,099)	(41,345)	6,246
Interest income and other, net	2,190	4,391	(2,201)
Loss before income taxes	(32,909)	(36,954)	4,045
Income tax expense	(24)	(207)	183
Net loss	$(32,933)	$(37,161)	$4,228

Research and Development Expenses

Research and development expenses decreased by $4.1 million from $32.3 million for the three months ended June 30, 2025 to $28.2 million for the three months ended June 30, 2026. The net decrease was primarily driven by a decrease in external spend for our HCV Phase 3 clinical development offset by an increase in external spend for HEV preclinical development and clinical development startup activities. The decrease in HCV Phase 3 clinical development external spend was principally the result of the completion of the Week 24 post treatment visits by patients in our C-BEYOND Phase 3 clinical trial. The decrease in internal research and development expenses was primarily related to lower stock-based compensation expense in the three months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $2.1 million from $9.1 million for the three months ended June 30, 2025 to $7.0 million for the three months ended June 30, 2026. The net decrease was primarily related to lower stock-based compensation expense and lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $2.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.1 and $0.2 million for the three months ended June 30, 2026 and 2025, respectively.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$69,284	$61,859	$7,425
General and administrative	13,823	18,527	(4,704)
Total operating expenses	83,107	80,386	2,721
Loss from operations	(83,107)	(80,386)	(2,721)
Interest income and other, net	4,808	9,363	(4,555)
Loss before income taxes	(78,299)	(71,023)	(7,276)
Income tax expense	(74)	(410)	336
Net loss and comprehensive loss	$(78,373)	$(71,433)	$(6,940)

Research and Development Expenses

Research and development expenses increased by $7.4 million from $61.9 million for the six months ended June 30, 2025 to $69.3 million for the six months ended June 30, 2026. The net increase was primarily driven by an increase in external spend for our HCV Phase 3 clinical development and an increase in HEV preclinical development activities and initiation of HEV clinical development startup activities. The increase in external HCV Phase 3 clinical development expense was principally the result of the conduct of both C-BEYOND and C-FORWARD Phase 3 clinical trials in the six months ended June 30, 2026. The increase in external spend was partially offset by lower internal research and development expenses primarily related to lower salaries and wages and lower stock-based compensation expense in the six months ended June 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $4.7 million from $18.5 million for the six months ended June 30, 2025 to $13.8 million for the six months ended June 30, 2026. The net decrease was primarily related to lower salaries and wages, lower stock-based compensation expense and lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $4.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.1 and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of June 30, 2026, we had cash, cash equivalents and marketable securities of $219.5 million. We believe that our available cash and investments will be sufficient to fund our planned operations through 2027 including the completion of the Phase 3 program evaluating the regimen of BEM/RZR for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our Common Stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of June 30, 2026, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs, including selling costs, as we continue to operate as a public company and potentially expand our organization to support and otherwise initiate additional activities in preparation for potential commercialization of the regimen of BEM/RZR.

We will continue to invest significant capital to develop our product candidates and fund operations for the foreseeable future. To fund such investment, we may seek to raise capital through public or private equity or debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•
the scope, timing, rate of progress and costs of our Phase 3 program, including in particular the completion of our Phase 3 clinical trial, C-FORWARD, evaluating BEM/RZR for the treatment of HCV and our other drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for other product candidates including AT-587 for the treatment of HEV;
•
the scope and terms of strategic collaborations we enter into to strengthen our capabilities to commercialize the regimen of BEM/RZR, if approved;
•
the number and scope of additional clinical programs we decide to pursue;
•
the cost, timing and outcome of preparing for and undergoing regulatory review of our regimen of BEM/RZR for the treatment of HCV and any other product candidates;
•
the scope and costs of development and commercial manufacturing activities;
•
the cost and timing associated with commercializing regimen of BEM/RZR for the treatment of HCV and any other product candidates, if they receive marketing approval;
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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(83,475)	$(63,433)
Investing activities	64,053	100,898
Financing activities	257	(14,440)
Net increase (decrease) in cash and cash equivalents	$(19,165)	$23,025

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $83.5 million. Cash used in operating activities was primarily due to a net loss of $78.4 million, accretion of premium and discounts on marketable securities of $1.1 million, a decrease in accounts payable and accrued expenses and other liabilities of $11.3 million, partially offset by stock-based compensation expense of $7.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2026 was $64.1 million and consisted of sales and maturities of marketable securities of $172.4 million partially offset by purchases of marketable securities of $108.4 million.

Net cash provided by investing activities for the six months ended June 30, 2025 was $100.9 million and consisted of sales and maturities of marketable securities of $324.3 million partially offset by purchases of marketable securities of $223.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $0.3 million and consisted of $0.9 million in proceeds from the exercise of stock options and $0.1 million in proceeds from the issuance of our Common Stock under our employee stock purchase plan (“ESPP”) offset by $0.7 million used in connection with the net settlement of vested restricted stock units.

Net cash used in financing activities for the six months ended June 30, 2025 was $14.4 million and consisted of stock repurchases of $14.1 million and net issuance of restricted stock units of $0.5 million, partially offset by proceeds from the issuance of our common stock under our ESPP of $0.1 million.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations during the six months ended June 30, 2026 from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $219.5 million, consisting of interest-bearing money market funds, US Treasury obligations, asset-backed securities, commercial paper and corporate bonds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant operating expenses since our inception. For the six months ended June 30, 2026 and the year ended December 31, 2025, our operating expenses were $83.1 million and $180.9 million, respectively. As of June 30, 2026, we had an accumulated deficit of $600.9 million.

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
•
establish a sales, marketing and distribution infrastructure and internal systems to commercialize any products for which we may obtain regulatory approval, if any, in geographies in which we plan to commercialize our products ourselves or with collaborators;
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

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly completing the late stage development of the regimen of bemnifosbuvir and ruzasvir, the manufacture of drug supply, the preparation and submission of an NDA and other similar applications seeking marketing approval for our HCV product candidate. Also, we anticipate that we may incur substantial expenses in connection with the development of AT-587 for the treatment of HEV, and in connection with the discovery, license or other acquisition and potential development of other product candidates, if any. If we successfully develop and receive regulatory approval to market the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or any other product candidates, we expect we will also incur substantial expenses in connection with the establishment of sales, marketing, internal systems and distribution infrastructure to commercialize such products. Additionally, in 2025, our Board authorized and we completed a share repurchase program expending the total authorized amount of $25.0 million, net of transaction costs and excise taxes, in connection with the repurchase of 7,673,792 shares of our common stock.

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

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular the completion of our Phase 3 development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV;
•
the timing of and costs associated with the development of AT-587 for the treatment of HEV and the discovery, license or acquisition of a product candidate for the treatment of other diseases resulting from infection with single stranded RNA viruses;

•
the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates in regions where we choose to commercialize any products including for example, our anticipated submission to the FDA of an NDA for marketing approval of our HCV product candidate the regimen of bemnifosbuvir and ruzasvir;
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

In the future, we may enter into strategic collaborations or other transactions. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from our currently ongoing HCV Phase 3 development program. In July 2026, we announced positive topline results from C-BEYOND, our Phase 3 clinical trial conducted in the US and Canada. In June 2026, we announced that we had completed enrollment of patients in C-FORWARD, our Phase 3 clinical trial being conducted outside the US and Canada. Currently, we anticipate to report topline results from C-FORWARD early in the first quarter of 2027.

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

We incurred a net loss of $78.4 million for the six months ended June 30, 2026. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV and HEV product candidates and future product candidates, if any, require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales for at least the next few years. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including C-FORWARD, our HCV Phase 3 clinical trial evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, and the clinical trials of AT-587 for the treatment of HEV, as well as our preclinical studies and other clinical trials, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
•
our ability to complete additional investigational drug application (“IND”) enabling studies and successfully submit INDs, clinical trial application (“CTAs”) or comparable applications to allow us to initiate clinical trials for other product candidates;
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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our lead product candidate, the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, which requires significant additional clinical testing, principally including successful completion of the C-FORWARD Phase 3 clinical trial, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

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

During the near term, we expect to devote substantial efforts and financial resources to complete the Phase 3 clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, manage clinical, medical affairs and manufacturing activities, seek and obtain regulatory approvals in multiple jurisdictions, secure additional sources of manufacturing supply and capacity, build or otherwise access a commercial organization, and engage in significant pre-launch efforts.

We cannot be certain that C-FORWARD, our Phase 3 clinical trial evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, or any clinical trial evaluating AT-587 for the treatment of HEV will be successful. Additionally, we cannot be certain that the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, AT-587 for the treatment of HEV or future product candidates, if any, we may subsequently develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate. Additionally, our ability to successfully commercialize a product will also be dependent upon our ability to timely manufacture at commercial scale the quantities of product that will satisfy market demand.

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

We cannot be certain that, if approved, the safety and efficacy profile of the regimen of bemnifosbuvir and ruzasvir will be consistent with the results observed in clinical trials. If we are not able to successfully complete the clinical development of the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV, if the required regulatory approvals for this product candidate are not obtained, if there are significant delays in completing the development or obtaining approval of this product candidate or in supplying commercial quantities of the regimen of bemnifosbuvir and ruzasvir or any other product, if approved, on an uninterrupted basis, or if we are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

If the results of C-FORWARD, our HCV Phase 3 clinical trial, are unfavorable or we are otherwise not able to successfully complete our HCV development program, we may fail to obtain regulatory approval to market our HCV product candidate, which may seriously harm our business. Unfavorable results from clinical trials evaluating AT-587 or other product candidates, if any, that we may clinically develop, may result in us being unable to obtain regulatory approval for such product candidate. Further, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may impose significant limitations in the form of narrow indications, warnings, or a Risk Evaluation and Mitigation Strategy (“REMS”) or similar risk management measures. Regulatory authorities may not approve the price we intend to charge for products we may develop, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could seriously harm our business.

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

To date, we have not successfully concluded any late-stage or pivotal clinical trials for any of our product candidates. We cannot guarantee that any of our planned or ongoing clinical trials will be initiated or conducted as planned or completed on schedule, if at all. We also cannot be sure that submission of any future IND or similar application for any future product candidate will result in the FDA or other regulatory authority, as applicable, allowing future clinical trials to begin in a timely manner, if at all. Moreover, even for trials that begin or have begun, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials.

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

Any inability to successfully complete C-FORWARD, our Phase 3 clinical trial evaluating the regimen of bemnifosbuvir and ruzasvir for the treatment of HCV or the completion of our first-in-human Phase 1 and additional planned clinical trials we may initiate for AT-587, our HEV product candidate, could result in additional costs to us or impair our ability to seek approval for our HCV and HEV product candidate and ultimately generate revenue from product sales.

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

Further, conducting clinical trials in foreign countries for our HCV and HEV product candidates or other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. For example, clinical trial sites in Ukraine are participating in and have enrolled patients in C-FORWARD, our HCV Phase 3 clinical trial. To the extent that these patients are not able to complete the study or there is a loss of data related to those patients as a result of the ongoing conflict in that area or otherwise, there may be a delay in completing the study or an adverse impact on the results from the study.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials being conducted outside North America may change and additional government regulations may be enacted. For instance, with very limited exception for certain EU countries and certain clinical trials, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repeals the EU Clinical Trials Directive (“EU Clinical Trials Directive”), became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. With very limited exception for certain EU countries and certain clinical trials including our first-in-human clinical trial of AT-587, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. As a result, the CTAs we have submitted in connection with the conduct of our HCV Phase 3 clinical trial in the EU were prepared in compliance with the CTR requirements. We have limited experience submitting applications under the CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

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

Our HCV product candidate, if approved, is expected to compete directly or indirectly with existing, currently commercialized products. For example, if we successfully develop and receive marketing approval for our HCV product candidate, we anticipate that we will face competition from currently approved oral antiviral HCV products that are well established and widely accepted by physicians, patients and third-party payors, including products marketed and sold by Gilead Sciences, Inc., Asegua Therapeutics LLC, a wholly owned subsidiary of Gilead Sciences, Inc. and AbbVie Inc. Even if approved and commercialized, our HCV product candidate may fail to achieve market acceptance with hospitals, physicians, patients or third-party payors. Hospitals, physicians, patients or third-party payors may conclude that our product is less safe or effective or otherwise less attractive than existing drugs. If our HCV product candidate or other future product candidates, if any, do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable. Other product candidates, if any, may also compete with existing products in a similar manner.

Many of our competitors have substantially greater capital resources, access to larger pools of capital, robust product candidate pipelines, established presence in the market, deep and broad commercial infrastructures and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may be able to maintain market share or achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, in each of May 2023 and October 2024, the US Patent and Trademark Office (“USPTO”) granted Gilead Sciences patents in the US that include claims which purportedly covers our compound bemnifosbuvir. While we believe the claims in these patents are invalid and unenforceable and will expire not later than June 15, 2028, if Gilead Sciences asserts either of these patents in an infringement suit, we may not be successful in convincing a trial court that the claims are invalid and unenforceable. In that circumstance, if we were selling or offering to sell the regimen of bemnifosbuvir and ruzasvir prior to the expiration of these Gilead Sciences patents, we would need to obtain a license from Gilead Sciences covering the then remaining term of the patents, which may not be available on reasonable terms, if at all. If such a license is required and we are unable to agree on license terms, a court may impose license terms, which could result in significant cost for the period we may be commercializing the product prior to the expiration of the patents held by Gilead Sciences.

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

Any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or changes in global, political, regulatory and economic conditions affecting US trade, manufacturing, development or investment, could result in additional restrictions on our ability to manufacture materials for our research programs, preclinical studies, clinical trials and our manufacture of product for commercialization, if approved, or significantly increase our costs. In recent years, the US has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the US, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the US and other countries, in particular China, Mexico, Canada and the EU. A number of other nations have proposed or instituted similar measures directed at trade with the US in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. Various tariffs enacted by the US federal government in 2025 have been subject to successful legal challenge leading to some tariffs being refunded, but the extent to which the US federal government may attempt to impose new or similar tariffs under alternative statutory mechanisms remains unclear. For example, recently the administration imposed new tariffs under Section 301 of the Trade Act of 1974. As additional trade-related policies are instituted, we may need to modify our business operations to comply and adapt to such developments, which may be time-consuming and expensive.

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

For example, in March 2021, fourteen years after its priority date, Gilead Sciences first presented a patent claim to the USPTO that purports to cover bemnifosbuvir. On May 9, 2023, the USPTO issued US Patent No. 11,642,361 (“ ‘361 patent”) with an amended claim (“Claim”) to Gilead Sciences that purports to cover bemnifosbuvir. We believe that the ‘361 patent, if valid and enforceable, will expire on June 15, 2028. On August 7, 2023, we filed a Post Grant Review Petition with the USPTO Patent Trial and Appeal Board (“PTAB”), challenging the issuance of the Claim to Gilead, on the basis that the Claim is not supported by the written description of the ‘361 patent and that the ‘361 patent does not have an enabling disclosure for the Claim. In February 2024, the PTAB denied to exercise its discretion to institute the post grant proceeding. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead Sciences files an infringement suit. However, while we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a product candidate containing bemnifosbuvir to obtain a license from Gilead Sciences to the ‘361 patent. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost during the period we commercialize any such product prior to the expiration of the ‘361 patent.

On October 22, 2024, seventeen years after its priority date, the USPTO issued US Pat. No. 12,121,529 (“ '529 patent”) to Gilead Sciences with claims that again purport to cover bemnifosbuvir. We believe that the '529 patent will expire on March 15, 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the '529 patent prior to commercialization of a bemnifosbuvir product candidate. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost during the period we commercialize any such product prior to the expiration of the '529 patent.

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

Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. To challenge the validity of a US patent, we would need to initiate an action either in federal court or at the PTAB. Alternatively, a challenge to validity of a US patent could be brought by us in defense to an allegation of infringement by a third party. An action brought before the PTAB must be timely submitted within nine months of the issuance of the patent we are seeking to challenge unless based on published prior art. In either a PTAB or federal court proceeding, there is no assurance that the PTAB or a court of competent jurisdiction would invalidate the claims of any such US patent or, if a PTAB decision is appealed, that a federal court would uphold a PTAB determination of invalidity. If any third-party patents were held by a court of competent jurisdiction to cover the composition of matter of any of our product candidates, the manufacturing process of any of our product candidates or the method of use for any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, which may not be available at all or on commercially reasonable terms, or until such patents expire.

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

For example, we note that sixteen years after its priority date, Gilead Sciences obtained the '361 patent that includes a Claim that purportedly covers bemnifosbuvir. We believe that the '361 patent will expire on June 15, 2028. We requested the PTAB Board to institute a post grant review of this patent and it declined to exercise its discretion to do so. This denial does not stop us from making the same or similar arguments, or additional arguments, nor from bringing the same or new evidence of invalidity or unenforceability in court if Gilead files an infringement suit. While we believe this Claim is invalid and unenforceable, a trial court or an appellate court may disagree and uphold the Claim of the '361 patent, which would require us, prior to commercialization of a bemnifosbuvir product candidate to obtain a license from Gilead Sciences to the ‘361 patent for the time period that we are commercializing a product candidate, if any, containing bemnifosbuvir prior to expiration of the '361 patent or pay a court ordered royalty or other damages which could result in significant cost.

Additionally, on October 22, 2024, seventeen years after its priority date, Gilead Sciences obtained US ‘529 patent with claims that also purport to cover bemnifosbuvir. We believe that the '529 patent will expire on March 15, 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the ‘529 patent for the time period that we are commercializing a product candidate, if any, containing bemnifosbuvir prior to the expiration of the '529 patent or pay a court ordered royalty or other damages which could result in significant cost.

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

On July 21, 2026, the USPTO issued US Patent No. 12,686,697 that covers our morphic form of bemnifosbuvir. The patent was granted with 429 days of patent term adjustment. The expiration date of the patent is March 31, 2043.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities in the three months ended June 30, 2026.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information.

During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
10.1	Non-Employee Director Compensation Program					*
10.2	Consulting Agreement dated June 1, 2026, by and between the Company and Bruno Lucidi					*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: August 12, 2026	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: August 12, 2026	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)