Form 10-Q
period 2026-09-30
Atea Pharmaceuticals, Inc.
filed 2026-11-09
CIK 1593899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, the registrant had 80,304,145 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing of and our ability to apply for, and if successful, obtain and maintain regulatory approvals for our product candidates, including the anticipated submission to the U.S. Food and Drug Administration of a new drug application seeking approval to market BEM/RZR for the treatment of HCV in the United States;
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
•
our ability to comply with restrictive covenants under our Loan and Security Agreement, dated November 6, 2026 with Hercules Capital, Inc. (the “Loan and Security Agreement”);
•
future available funding and our ability to satisfy interest and principal payments under the Loan and Security Agreement;
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

These forward-looking statements are based on management’s current expectations, estimates, forecasts and projections about our business and the industry in which we operate. These statements are neither promises nor

i

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
•
We have incurred significant operating expenses since inception and we expect to continue to incur significant additional operating expenses for the foreseeable future. We have no products that have generated any commercial revenue and we may not again achieve or maintain profitability.
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
•
Our business is highly dependent on the success of our lead product candidate, BEM/RZR for the treatment of HCV infection. If we fail to successfully develop this product candidate or we are unable to obtain regulatory approval or successfully commercialize this or any other product candidates, or are significantly delayed in doing so, our business will be harmed.
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
•
We are developing certain of our product candidates in combination with other product candidates that we discover or acquire, which exposes us to additional risks.
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
•
The Loan and Security Agreement contains operating and financial covenants that may restrict our business and financing activities, is secured by substantially all of our assets, including our intellectual property, and we may be required to repay our outstanding indebtedness earlier than we expect, any of which could have a material adverse effect on our business.
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

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$97,922	$95,713
Marketable securities	93,277	206,117
Prepaid expenses and other current assets	9,069	9,161
Total current assets	200,268	310,991
Property and equipment, net	145	457
Other assets	132	3,136
Operating lease right-of-use assets, net	161	634
Total assets	$200,706	$315,218
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,843	$12,945
Accrued expenses and other current liabilities	19,969	25,996
Current portion of operating lease liabilities	213	843
Total current liabilities	25,025	39,784
Commitments and contingencies (see Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,295,084 and 78,126,796 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	80	78
Additional paid-in capital	808,778	797,751
Accumulated other comprehensive (loss) gain	(73)	174
Accumulated deficit	(633,104)	(522,569)
Total stockholders’ equity	175,681	275,434
Total liabilities and stockholders’ equity	$200,706	$315,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses
Research and development	$27,091	$38,347	$96,375	$100,206
General and administrative	6,922	7,220	20,745	25,747
Total operating expenses	34,013	45,567	117,120	125,953
Loss from operations	(34,013)	(45,567)	(117,120)	(125,953)
Interest income and other, net	1,889	3,714	6,697	13,077
Loss before income taxes	(32,124)	(41,853)	(110,423)	(112,876)
Income tax expense	(38)	(196)	(112)	(606)
Net loss	$(32,162)	$(42,049)	$(110,535)	$(113,482)
Other comprehensive loss
Unrealized gain (loss) on available-for-sale investments	23	201	(247)	5
Comprehensive loss	$(32,139)	$(41,848)	$(110,782)	$(113,477)
Net loss per share — basic and diluted	$(0.40)	$(0.53)	$(1.38)	$(1.37)
Weighted-average number of common shares — basic and diluted	80,224,959	79,052,154	79,828,321	82,623,806

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2026	78,126,796	$78	$797,751	$174	$(522,569)	$275,434
Issuance of common stock upon vesting of restricted stock units	1,216,262	1	(747)	—	—	(746)
Issuance of common stock under employee stock purchase plan	53,966	—	132	—	—	132
Issuance of common stock upon exercise of stock options	630,075	1	870	—	—	871
Stock-based compensation expense	—	—	3,729	—	—	3,729
Other comprehensive loss	—	—	—	(271)	—	(271)
Net loss	—	—	—	—	(45,440)	(45,440)
Balance—March 31, 2026	80,027,099	80	801,735	(97)	(568,009)	233,709
Issuance of common stock upon vesting of restricted stock units	177,600	—	—	—	—	—
Stock-based compensation expense	—	—	3,381	—	—	3,381
Other comprehensive income	—	—	—	1	—	1
Net loss	—	—	—	—	(32,933)	(32,933)
Balance—June 30, 2026	80,204,699	80	805,116	(96)	(600,942)	204,158
Issuance of common stock under employee stock purchase plan	26,111	—	115	—	—	115
Issuance of common stock upon exercise of stock options	64,274		80			80
Stock-based compensation expense	—	—	3,467	—	—	3,467
Other comprehensive income	—	—	—	23	—	23
Net loss	—	—	—	—	(32,162)	(32,162)
Balance—September 30, 2026	80,295,084	$80	$808,778	$(73)	$(633,104)	$175,681

	Common Stock		Additional	Accumulated Other	Accumulated	Total
	Shares	Amount	Paid-in Capital	Comprehensive Gain (Loss)	Deficit	Stockholders' Equity
Balance—January 1, 2025	84,463,059	$84	$802,770	$233	$(364,220)	$438,867
Issuance of common stock upon vesting of restricted stock units	1,062,120	1	(486)	—	—	(485)
Issuance of common stock under employee stock purchase plan	54,296	—	138	—	—	138
Stock-based compensation expense	—	—	6,951	—	—	6,951
Other comprehensive loss	—	—	—	(115)	—	(115)
Net loss	—	—	—	—	(34,272)	(34,272)
Balance—March 31, 2025	85,579,475	85	809,373	118	(398,492)	411,084
Issuance of common stock upon vesting of restricted stock units	177,600	1	(1)	—	—	—
Repurchase of common stock	(4,619,597)	(5)	(14,088)	—	—	(14,093)
Stock-based compensation expense	—	—	4,667	—	—	4,667
Other comprehensive loss	—	—	—	(81)	—	(81)
Net loss	—	—	—	—	(37,161)	(37,161)
Balance—June 30, 2025	81,137,478	81	799,951	37	(435,653)	364,416
Issuance of common stock under employee stock purchase plan	26,138	—	63	—	—	63
Issuance of common stock for exercise of stock options	17,375	—	58	—	—	58
Repurchase of common stock	(3,054,195)	(3)	(11,423)	—	—	(11,426)
Stock-based compensation expense	—	—	4,517	—	—	4,517
Other comprehensive loss	—	—	—	201	—	201
Net loss	—	—	—	—	(42,049)	(42,049)
Balance—September 30, 2025	78,126,796	$78	$793,166	$238	$(477,702)	$315,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Atea Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(110,535)	$(113,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	10,577	16,135
Depreciation and amortization expense	312	312
Accretion of premium and discounts on marketable securities	(1,513)	(4,136)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92	805
Other assets	3,004	(5,278)
Accounts payable	(8,102)	(943)
Accrued expenses and other liabilities	(6,027)	2,922
Operating lease liabilities	(157)	(143)
Net cash used in operating activities	(112,349)	(103,808)
Cash flows from investing activities
Purchases of marketable securities	(120,324)	(238,148)
Sales and maturities of marketable securities	234,430	380,349
Net cash provided by investing activities	114,106	142,201
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options	951	58
Proceeds from issuance of common stock under employee stock purchase plan	247	201
Repurchase of common stock	—	(25,519)
Issuance of restricted stock units	(746)	(485)
Net cash provided by (used in) financing activities	452	(25,745)
Net (decrease) increase in cash and cash equivalents	2,209	12,648
Cash and cash equivalents at the beginning of period	95,713	64,696
Cash and cash equivalents at the end of period	$97,922	$77,344

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

The Company is a late-stage clinical biopharmaceutical company focused on discovering, developing and commercializing oral antiviral therapeutics to improve the lives of patients suffering from serious viral infections. The Company’s lead product candidate, the fixed-dose combination of bemnifosbuvir and ruzasvir (“BEM/RZR”) is currently in Phase 3 clinical development for the treatment of hepatitis C virus (“HCV”). The Company is also developing AT-587 for the treatment of hepatitis E virus ("HEV").

Atea’s global HCV Phase 3 program consists of two randomized, open label studies: C-BEYOND which has clinical trial sites in the United States (“US”) and Canada and C-FORWARD which has clinical trial sites in countries outside of North America. The Phase 3 program is being conducted in geographically diverse regions in an effort to enroll patients with a broad array of the HCV genotypes.

In the Phase 3 trials, BEM/RZR is compared to the fixed-dose combination of sofosbuvir and velpatasvir (marketed in the US under the brand Epclusa®) in patients with chronic HCV with and without cirrhosis. In patients without cirrhosis, eight weeks of treatment with BEM/RZR administered once daily is being compared to 12 weeks of treatment with the sofosbuvir and velpatasvir regimen administered once daily. In patients with cirrhosis, treatment is 12 weeks with each regimen.

In July 2026, the Company announced positive topline results from C-BEYOND with BEM/RZR demonstrating statistical non-inferiority to the regimen of sofosbuvir and velpatasvir in the modified intent to treat population and achieving the trial’s primary endpoint. Statistical non-inferiority was also met in secondary endpoints, including the per-protocol analysis. These C-BEYOND results highlight the potential of BEM/RZR to deliver robust antiviral efficacy with a shorter treatment duration (eight rather than 12 weeks) for patients without cirrhosis. In the US, approximately 80-90% of people living with HCV do not have cirrhosis. Together with its potential advantages of a shorter treatment duration for most patients, low risk of drug-drug interactions and no food effect, the results from C-BEYOND further reinforce the potential of BEM/RZR as a differentiated, best-in-class treatment option for people with HCV.

In June 2026, the Company completed enrollment of patients in C-FORWARD. Currently, the Company expects to report topline results from C-FORWARD in the first quarter of 2027 and, if the C-FORWARD results are positive, the Company is targeting the second quarter of 2027 for submission to the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval.

Clinical development of AT-587, the Company’s product candidate for the treatment of HEV, was initiated in a first-in-human clinical trial in July 2026. This Phase 1 clinical trial is designed to evaluate the safety, tolerability and pharmacokinetics of AT-587 in healthy volunteers.

Liquidity and Capital Resources

As of September 30, 2026, the Company had $191,199 in cash, cash equivalents and marketable securities, which the Company believes will be sufficient to fund its operations for a period through at least twelve months from the issuance date of these interim condensed consolidated financial statements.

The Company is a party to an amended and restated open market sales agreement (“Sales Agreement”) with Jefferies LLC (“Jefferies”), under which the Company may from time to time offer and sell shares of its common stock (“Common Stock”) for an aggregate offering price of up to $200,000, through or to Jefferies, acting as sales agent or principal. The shares will be offered and sold under the Company’s shelf registration statement on Form S-3 and a related prospectus declared effective by the Securities and Exchange Commission (the “SEC”) on November 19, 2024. The Company has agreed to pay Jefferies a commission of 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2026, no shares have been issued under the Sales Agreement.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to late-stage clinical biopharmaceutical companies. These risks include, but are not limited to, potential failure of preclinical studies and clinical trials, uncertainties associated with research and development activities generally, competition from technical innovations of others, dependence upon key personnel, compliance with governmental regulations, the need to obtain marketing approval for any product candidate that the Company may develop, the need to gain broad acceptance among patients, payers and healthcare providers to successfully commercialize any product for which marketing approval is obtained and the need to secure and maintain adequate intellectual property protection for the Company’s proprietary technology and products. Further, the Company is dependent on third-party service providers for the conduct of its preclinical research, clinical development and manufacturing activities. Product candidates currently under development, including BEM/RZR for the treatment of HCV, will require significant amounts of additional capital and additional research and development efforts, and all will require regulatory approval, prior to commercialization. Even if the Company is able to generate revenues from the sale of its product candidates, if any are approved and commercialized, it may not become profitable. If the Company fails to become profitable or is unable to sustain profitability on a continuing basis, then it may be unable to continue its operations at planned levels and be forced to reduce its operations.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2026, the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, the condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September

30, 2026 and 2025. The results for the nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, or any other interim period.

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

3. Marketable Securities

				As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$29,800	$—	$(24)	$29,776
Asset-backed securities	2,001	—	—	2,001
Commercial paper	6,989	—	(2)	6,987
Corporate bonds	54,560	1	(48)	54,513
Total	$93,350	$1	$(74)	$93,277

				As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable Securities
US Treasury obligations	$59,786	$59	$—	$59,845
Asset-backed securities	43,183	54	—	43,237
Commercial paper	9,418	4	—	9,422
Corporate bonds	93,556	59	(2)	93,613
Total	$205,943	$176	$(2)	$206,117

As of September 30, 2026 and December 31, 2025, the Company held 21 and one securities, respectively, that were in an unrealized loss position of $74 and $2, respectively. The Company has the intent and ability to hold such securities until recovery. As a result, the Company did not record any charges for credit-related impairments for its marketable debt securities for the nine months ended September 30, 2026.

The fair value of available-for-sale marketable securities by contractual maturity was as follows as of September 30, 2026:

As of September 30,
2026
Maturing in one year or less	$91,276
Maturing after one year through five years	2,001
Total	$93,277

The Company received proceeds of $234,430 and $380,349 from sales and maturities of marketable securities during the nine months ended September 30, 2026 and 2025.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values:

	Fair Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$92,709	$—	$—	$92,709
Marketable Securities
US Treasury obligations	—	29,776	—	29,776
Asset-backed securities	—	2,001	—	2,001
Commercial paper	—	6,987	—	6,987
Corporate bonds	—	54,513	—	54,513
Total	$92,709	$93,277	$—	$185,986

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$87,584	$—	$—	$87,584
Marketable Securities
US Treasury obligations	—	59,845	—	59,845
Asset-backed securities	—	43,237	—	43,237
Commercial paper	—	9,422	—	9,422
Corporate bonds	—	93,613	—	93,613
Total	$87,584	$206,117	$—	$293,701

The Company’s assets with fair value categorized as Level 1 within the fair value hierarchy include money market funds. Money market funds are publicly traded mutual funds and are presented as cash equivalents on the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

The Company’s assets with fair value categorized as Level 2 within the fair value hierarchy include US Treasury obligations, asset-backed securities, commercial paper and corporate bonds with fair values determined by utilizing information from third party pricing sources for identical or similar assets and liabilities in an active market.

There were no transfers between Level 1, Level 2 or Level 3 categories during the nine months ended September 30, 2026.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 30, 2026	December 31, 2025
Research and development, including manufacturing and clinical expenditures	$10,901	$18,886
Payroll and payroll related	5,220	6,438
Professional fees and other	3,848	672
Total accrued expenses and other current liabilities	$19,969	$25,996

6. Common Stock

As of September 30, 2026, the authorized capital of the Company included 300,000,000 shares of Common Stock, of which 80,295,084 shares of the Common Stock were issued and outstanding. On all matters to be voted upon by the holders of the Common Stock, holders of the Common Stock are entitled to one vote per share. The holders of the Common Stock have no preemptive, redemption or conversion rights.

7. Stock-based Compensation

In October 2020, the Company’s stockholders approved the Company’s 2020 Incentive Award Plan (“2020 Plan”). The 2020 Plan initially provided for the issuance of up to 7,924,000 shares of Common Stock and for the grant of incentive stock options and other incentive awards to employees, officers, directors and consultants of the Company. The number of shares of Common Stock that may be issued under the 2020 Plan is subject to increase on the first day of each calendar year equal to the lesser of i) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year or ii) such smaller number of shares as is determined by the board of directors. Through December 31, 2025, the shares available under the 2020 Plan had been increased by an aggregate of 20,845,291 shares. In January 2026, the number of shares of Common Stock available for future issuance under the 2020 Plan was further increased by 3,906,339 shares. To the extent outstanding restricted stock unit or stock option awards granted under the 2020 Plan are cancelled, the shares of Common Stock underlying such cancelled awards are available for future grant under the 2020 Plan. As of September 30, 2026, 6,953,894 shares of Common Stock were available for future issuance under the 2020 Plan.

The 2020 Plan replaced and is the successor of the Company’s 2013 Equity Incentive Plan, as amended (“2013 Plan”). In the event of any cancellation of an outstanding option award under the 2013 Plan, the shares of Common Stock underlying the cancelled option award will be made available for grant under the 2020 Plan.

Stock Options

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at January 1, 2026	22,842,960	$12.17	6.0	$8,436
Granted	2,185,540	$4.29
Exercised	(694,349)	$1.36
Cancelled	(2,546,459)	$57.97
Outstanding at September 30, 2026	21,787,692	$6.37	6.0	$24,186
Vested and expected to vest at September 30, 2026	21,787,692	$6.37	6.0	$24,186
Vested and exercisable at September 30, 2026	17,036,921	$7.08	5.3	$17,580

During the nine months ended September 30, 2026, the Company granted 2,185,540 stock options with an aggregate grant date fair value of $6,667 under the 2020 Plan.

The aggregate intrinsic value of options granted is calculated as the difference between the exercise price of the options and the estimated fair value of the Common Stock for those options that had exercise prices lower than the fair value of the Common Stock.

Option awards granted to employees generally vest over a service period of four years and option awards granted to members of the board of directors generally vest over a service period of one or three years. All options have a contractual term of ten years. As of September 30, 2026, total unrecognized compensation expense related to stock option awards was $12,978, which is being recognized over a remaining weighted average period of 2.1 years.

Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted 708,200 restricted stock units to employees and directors under the 2020 Plan with an aggregate grant date fair market value of $3,028. These restricted stock unit awards vest in three annual installments.

Below is the activity related to restricted stock units for the nine months ended September 30, 2026.

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,247,064	$3.79
Granted	708,200	$4.28
Released	(1,388,728)	$4.03
Cancelled	(13,999)	$4.08
Unvested at September 30, 2026	1,552,537	$3.80

As of September 30, 2026, total unrecognized compensation expense related to restricted stock units was $3,840, which is being recognized over a remaining weighted average period of 1.4 years.

Performance-based Restricted Stock Units

During the year ended December 31, 2022 the Company granted 724,970 performance-based restricted stock units (“2022 PSUs”) under the 2020 Plan to employees with an aggregate grant fair value of $5,298. The performance period for the 2022 PSUs ran from February 1, 2022 through January 31, 2025 to achieve up to six defined performance metrics. The Company achieved two metrics which resulted in 50% of the grant date fair value being recognized as expense. Of the total 2022 PSUs granted, 25% vested on January 31, 2025, and 25% vested on January 31, 2026. The Company recorded compensation expense of $0 and $81 for the three months ended September 30, 2026 and 2025, respectively related to the 2022 PSUs. The Company recorded compensation expense of $27 and $278 for the nine months ended September 30, 2026 and 2025, respectively related to the 2022 PSUs.

During the year ended December 31, 2024, the Company granted 1,057,900 performance-based restricted stock units (“2024 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $4,401. The 2024 PSUs provide for a performance period from February 1, 2024 through January 31, 2027 to achieve up to four defined performance metrics. The percentage of 2024 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2026, two of the 2024 PSU metrics were deemed probable of achievement resulting in expense recognition of 75% of the 2024 PSU grant date value. Compensation expense is being recognized from the grant date through the final vest date of January 31, 2027. The Company recorded compensation expense of $278 for each of the three months ended September 30, 2026 and 2025 related to the 2024 PSUs. The Company recorded compensation expense of $823 for each of the nine months ended September 30, 2026 and 2025 related to the 2024 PSUs.

During the year ended December 31, 2025, the Company granted 1,045,600 performance-based restricted stock units (“2025 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $3,200. The 2025 PSUs provide for a performance period from February 1, 2025 through January 31, 2028 to achieve up to four defined performance metrics. The percentage of 2025 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2026, none of the 2025 PSU metrics were deemed probable of achievement. The Company recorded no compensation expense for the three and nine months ended September 30, 2026 and 2025 related to the 2025 PSUs.

During the nine months ended September 30, 2026, the Company granted 1,886,320 performance-based restricted stock units (“2026 PSUs”) under the 2020 Plan to employees with an aggregate grant date fair value of $7,998. The 2026 PSUs provide for a performance period from February 1, 2026 through January 31, 2029 to achieve up to four defined performance metrics. The percentage of 2026 PSUs eligible to vest will be determined based on the number of metrics achieved during the performance period and may range from 0% to 200%. As of September 30, 2026, none of the 2026 PSU metrics were deemed probable of achievement. The Company recorded no compensation expense for the three and nine months ended September 30, 2026 related to the 2026 PSUs.

The following table summarizes the activity related to performance-based restricted stock units:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	2,465,985	$4.13
Granted	1,886,320	$4.24
Released	(181,242)	$7.14
Cancelled	(181,243)	$7.14
Unvested at September 30, 2026	3,989,820	$3.91

As of September 30, 2026, total unrecognized compensation expense related to performance-based restricted stock units was $370, which is being recognized over a weighted average period of 1.6 years.

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

The Company issued 26,111 and 26,138 shares for proceeds of $115 and $63 during the three months ended September 30, 2026 and 2025, respectively. The Company issued 80,077 and 80,434 shares for proceeds of $247 and $201 during the nine months ended September 30, 2026 and 2025, respectively.

Stock-based Compensation Expense

Stock-based compensation expense by award type included within the unaudited condensed consolidated statements of operations and comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$2,248	$2,752	$6,897	$10,825
Restricted stock units	914	1,394	2,752	4,165
Performance-based restricted stock units	278	359	850	1,101
Employee stock purchase plan	27	12	78	44
Total stock-based compensation expense	$3,467	$4,517	$10,577	$16,135

Stock-based compensation expense is classified as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$1,685	$2,259	$5,370	$8,118
General and administrative expense	1,782	2,258	5,207	8,017
Total stock-based compensation expense	$3,467	$4,517	$10,577	$16,135

8. Net Loss Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(32,162)	$(42,049)	$(110,535)	$(113,482)
Weighted-average common shares outstanding — basic and diluted	80,224,959	79,052,154	79,828,321	82,623,806
Net loss per share — basic and diluted	$(0.40)	$(0.53)	$(1.38)	$(1.37)

The following shares were excluded from the computation of the net loss per share for the three and nine months ended September 30, 2026 and 2025, respectively, due to the net loss during the respective period as their effect is antidilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	21,787,692	22,842,960	21,787,692	22,842,960
Restricted stock units	1,552,537	2,247,064	1,552,537	2,247,064
Performance-based restricted stock units	3,989,820	2,465,985	3,989,820	2,465,985
Employee stock purchase plan	—	—	—	—

9. Leases

The Company has a non-cancelable operating lease agreement for its office space in Boston, Massachusetts at 225 Franklin Street ("225 Lease"). The 225 Lease commencement date was January 1, 2022 and the 225 Lease runs through December 31, 2026. The 225 Lease does not contain any options for renewal or extension.

Future minimum payments under the 225 Lease, the Company’s only operating lease as of September 30, 2026 were $213.

For each of the three months ended September 30, 2026 and 2025, the Company recorded operating lease costs of $162 relating to its operating lease agreements. For each of the nine months ended September 30, 2026 and 2025, the Company recorded operating lease costs of $485 relating to its operating lease agreements.

10. Income Taxes

The Company recorded income tax expense of $38 and $196 for the three months ended September 30, 2026 and 2025, respectively. The Company recorded income tax expense of $112 and $606 for the nine months ended September 30, 2026 and 2025, respectively.

The Company maintained a full valuation allowance through September 30, 2026 due to uncertainty regarding its ability to utilize deferred tax assets.

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

In addition to a non-refundable upfront payment that the Company made in February 2022, the Company agreed to pay Merck milestone payments upon its achievement of certain development, regulatory and sales-based milestones. Additionally, the Company will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. The Company’s royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. The Company may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5,000 became due and payable and the related expense was recognized in April 2025 upon the initiation of the HCV Phase 3 clinical trial referred to as C-BEYOND. The next potential milestone under the Merck License Agreement, in the amount of $10,000, is payable upon the acceptance by the FDA of a NDA covering a product candidate including ruzasvir which the Company expects will be BEM/RZR for the treatment of HCV.

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

12. Benefit Plan

The Company’s defined contribution plan under Section 401(k) of the Internal Revenue Code (“401(k) Plan”) covers substantially all employees who meet minimum age and service requirements. Under the terms of the 401(k) Plan, the Company records matching contributions up to 4% of the participant’s eligible compensation. During the three months ended September 30, 2026 and 2025, the Company recognized expense of $133 and $75, respectively, relating to matching contributions to the 401(k) Plan. During the nine months ended September 30, 2026 and 2025, the Company recognized expense of $689 and $530, respectively, relating to matching contributions to the 401(k) Plan.

13. Related Party Transactions

During the year ended December 31, 2021, the Company entered into a consulting agreement with an entity controlled by one of its directors. The agreement provides for an annual retainer of $110. The Company recognized expense in the amount of $27 for each of the three months ended September 30, 2026 and 2025. The Company recognized expense in the amount of $81 for each of the nine months ended September 30, 2026 and 2025.

In May 2022, the Company entered into a consulting agreement with one of its directors. No expense related to this agreement was recognized during the three or nine months ended September 30, 2026 and 2025.

In June 2026, the Company entered into a consulting agreement with another one of its directors. The Company recognized expense of $25 and $33 during the three and nine months ended September 30, 2026.

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

The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2026 and December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $191,199 and $301,830, respectively.

The following table illustrates information about significant segment expenses and segment operating loss for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense (1)
HCV external costs (2)	$17,396	30,225	$64,659	$72,094
HEV external costs (2)	2,719	—	9,636	—
COVID-19 external costs (2)	—	113	—	1,269
Early stage discovery external costs (2)	—	776	—	1,372
Compensation and related expenses	4,480	4,094	14,051	14,550
Consulting and professional fees	440	435	1,509	1,522
Other research and development expenses	371	445	1,150	1,281
Total research and development expense	25,406	36,088	91,005	92,088
General and administrative (3)
Compensation and related expenses	2,154	2,070	6,846	6,960
Consulting and professional fees	2,635	2,573	7,665	9,697
Other general and administrative	352	319	1,028	1,073
Total general and administrative	5,141	4,962	15,539	17,730
Stock-based compensation	3,467	4,517	10,577	16,135
Other segment items (4)	(1,852)	(3,518)	(6,586)	(12,471)
Net loss	$(32,162)	$(42,049)	$(110,535)	$(113,482)

(1)Research and development expense for the three months ended September 30, 2026 and 2025 excludes stock-based compensation of $1,685 and $2,259, respectively. Research and development expense for the nine months ended September 30, 2026 and 2025 excludes stock-based compensation of $5,370 and $8,118, respectively.

(2)External costs consist primarily of costs associated with preclinical, clinical and manufacturing related activities.

(3)General and administrative expense for the three months ended September 30, 2026 and 2025 excludes stock-based compensation of $1,781 and $2,258, respectively. General and administrative expense for the nine months ended September 30, 2026 and 2025 excludes stock-based compensation of $5,206 and $8,017, respectively.

(4)Other segment items include interest income and other, net and income tax expense.

15. Subsequent Events

On November 6, 2026 (the “Closing Date”), the Company entered into a loan and security agreement with Hercules Capital, Inc., as agent, and lenders party thereto (the “Loan and Security Agreement”), providing for term loans to the Company in the aggregate amount of up to $200,000. On the Closing Date, the Company borrowed $65,000 under the Loan and Security Agreement. Of the amount remaining under the facility, $30,000 is available to the Company at the discretion of the lenders and the remaining $105,000 is available upon the achievement by the Company of certain specified development, financing and commercial milestones within specified time periods.

All loans under the Loan and Security Agreement will mature on November 1, 2031. The loans bear interest at a floating rate equal to the greater of (i) the prime rate as reported in the Wall Street Journal plus 2.35%, and (ii) 9.35%. For the first 48 months, payment of interest only is required. The interest only period may be extended to maturity upon the Company’s achievement of a specified commercial milestone. The loans are secured by substantially all of the Company’s assets. Additionally, there are customary affirmative and restrictive covenants, representations and warranties and events of default included within the Loan and Security Agreement. Upon the occurrence of an event of default, the lenders may, among other things, accelerate the Company’s obligations under the Loan and Security Agreement. Upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

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

Overview

We are a late-stage clinical biopharmaceutical company leveraging our deep understanding of antiviral drug development, medicinal chemistry, biochemistry and virology to discover, develop and commercialize novel, orally administered antivirals to treat serious viral diseases. Our current product candidate pipeline includes the fixed-dose combination (“FDC”) regimen of bemnifosbuvir and ruzasvir (“BEM/RZR”) which we believe has the potential to improve the current standard of care (“SOC”) for the treatment of patients with hepatitis C virus (“HCV”) infection and AT-587 which we believe has the potential to be the first direct-acting antiviral (“DAA”) for the treatment of patients, particularly immunocompromised patients, with chronic hepatitis E virus (“HEV”) infection.

HCV - Our Goal and our Program

The objective of our HCV development program is to improve upon the current SOC by offering BEM/RZR as a differentiated pan-genotypic protease inhibitor-free, short-duration regimen with a low risk of drug-drug interactions for patients infected with HCV, if successfully developed and approved. We believe that a novel, shorter duration, easily prescribable treatment will benefit today’s HCV patient population, which is predominantly young (20-49 years old) and non-cirrhotic (80-90% of the US population), and would be a significant improvement to the current SOC.

Chronic HCV infection remains an ongoing public health crisis. If left untreated, HCV can progress to cirrhosis, end-stage liver disease and liver cancer, and it remains one of the leading causes of liver cancer in the US, Europe and Japan. According to the World Health Organization (cited July 28, 2026), approximately 50 million people worldwide are living with HCV, including up to 4 million people in the US, while new diagnoses continue to outpace annual cures. Additionally, many people living with HCV are also managing other chronic conditions, and roughly 80% take multiple concomitant medications for common comorbidities such as heartburn, heart arrhythmia, high blood pressure and gastroesophageal reflux disease (“GERD”), which may increase the potential for drug-drug interactions with currently approved therapies.

Presently, there are no short-course (i.e., eight week) nucleotide inhibitor-based, pan-genotypic HCV treatment regimens. Clinical and nonclinical results from studies we conducted prior to our Phase 3 program have shown that BEM/RZR has high antiviral potency and has been well tolerated. These studies have also shown that BEM/RZR has a low risk for drug-drug interactions with many commonly prescribed medications including proton pump inhibitors and offers the convenience of being able to be taken with or without food. This is a profile that we believe will offer a significant improvement to the current SOC, if approved.

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

In July 2026, we announced positive topline results from C-BEYOND with BEM/RZR demonstrating statistical non-inferiority compared to SOF/VEL in the modified intent-to-treat (“mITT”) population thereby achieving the trial’s primary endpoint.

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

In June 2026, we announced that we completed enrollment of more than 880 HCV patients in C-FORWARD. Currently, we anticipate to report the topline results from C-FORWARD in the first quarter of 2027. Pending successful results from C-FORWARD, we are targeting submission to the U.S. Food and Drug Administration (“FDA”) of a New Drug Application (“NDA”) for marketing approval in the second quarter of 2027.

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

In July 2026, we initiated clinical development of AT-587 in a Phase 1 clinical trial which is designed to evaluate the safety, tolerability and pharmacokinetics of AT-587 in healthy volunteers. The single ascending dose phase of this study has been completed and we are now conducting the study’s multiple ascending dose phase. As development advances in the Phase 1 clinical trial, we are also preparing for the initiation of a potential proof-of-concept study of AT-587 in 2027.

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

Financial Resources

We believe we are well capitalized to advance our current programs. We had $191.2 million in cash, cash equivalents and marketable securities at September 30, 2026. In November 2026, we entered into a loan and security agreement (“Loan and Security Agreement”) with Hercules Capital, Inc. (“Hercules”) providing for up to $200.0 million in term loans. On the closing date, we had access to and borrowed $65.0 million under the Loan and Security Agreement. For additional information, see “Liquidity and Capital Resources” below.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity, additional term loans under the Loan and Security Agreement (to the extent we meet the required conditions for remaining tranches), other debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

We remain focused on identifying initiatives, investments and opportunities to maximize stockholder value.

In an effort to enhance efficiency in the management of infrastructure expenses, in the first quarter of 2025, we reduced our workforce by approximately 25%. This workforce reduction is expected to result in aggregate cost savings of approximately $15.0 million through 2027.

Additionally, in April 2025, our Board authorized a program to repurchase shares of our common stock (“Common Stock”). Under this authorization, we returned capital to our stockholders while maintaining the capacity to complete the Phase 3 clinical development of BEM/RZR and execute on our other strategic business plans. Under the share repurchase program, which was fully completed in 2025, we expended $25.5 million (including transaction costs and excise taxes) in connection with the repurchase of 7,673,792 shares of our Common Stock.

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

In addition to a non-refundable upfront payment that we made in February 2022, we agreed to pay Merck milestone payments upon our achievement of certain development, regulatory and sales-based milestones. Additionally, we will pay Merck tiered royalties based on annual net sales of Products ranging from high single digits to mid-teens percentages. Our royalty payment obligations will continue until the later of (i) the expiration of the last to expire valid claim of a licensed Merck patent claiming such Product and (ii) a period of years after the first commercial sale of such Product in such country. We may terminate the Merck License Agreement for convenience upon prior written notice. The first milestone in the amount of $5.0 million became due and payable in April 2025 when we enrolled our first patient in C-BEYOND, the Phase 3 clinical trial that we are currently conducting in the US and Canada evaluating BEM/RZR for the treatment of HCV. The Company recognized this milestone payment as research and development expense in the three months ended June 30, 2025. The next potential milestone, in the amount of $10.0 million, is payable upon acceptance by the FDA of a new drug application covering a product candidate including ruzasvir. If we successfully complete C-FORWARD, our Phase 3 clinical trial, and our HCV development program evaluating BEM/RZR, and we are able to complete and submit the NDA to the FDA on our current projected timeline, we anticipate that this next potential milestone may become due and payable during the three months ending September 30, 2027.

Financial Operations Overview

As of September 30, 2026, we had cash and investments of $191.2 million. Net cash used in operating activities was $112.3 million for the nine months ended September 30, 2026. In November 2026, upon entry into the Loan and Security Agreement, we had access to and borrowed an initial tranche of $65.0 million.

Based on our current plans, we anticipate our existing financial resources, including the initial borrowing of $65.0 million that we have drawn under the Loan and Security Agreement, will allow us to complete clinical Phase 3 development, prepare and submit an application to the FDA for marketing approval, engage in pre-launch activities, and if approved, initiate commercialization of BEM/RZR and to advance AT-587 for the treatment of HEV to late-stage clinical development.

We expect that our net cash used in operating activities will remain significant as we complete the clinical development of BEM/RZR for the treatment of HCV, seek regulatory approval (which among other things requires the manufacture of such product at commercial scale) and prepare for and, if approved, pursue commercialization activities; advance AT-587, our HEV product candidate through clinical development; acquire, discover, validate and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; and, if necessary, hire additional personnel. In addition, we may incur additional costs as we continue to operate as a public company. We believe that our available cash, including the $65.0 million that we have drawn under the Loan and Security Agreement, cash equivalents and marketable securities will be sufficient to fund our planned operations into mid-2028. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We do not have any products approved for sale and have not generated any product revenue since inception. We do not anticipate generating any revenue from product sales for the foreseeable future. Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through private or public equity, additional term loans under the Loan and Security Agreement (to the extent we meet the required conditions for remaining tranches), other debt financings, collaborative or other arrangements with third parties, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back or discontinue the development and commercialization of our product candidates.

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

As we continue to advance our programs, we expect to incur significant expenses over the next several years, as we:

•
complete the Phase 3 clinical development of BEM/RZR for the treatment of HCV;
•
complete non-clinical NDA enabling activities including those associated with the manufacture of BEM/RZR at commercial scale;
•
seek marketing approval and prepare for potential commercialization of BEM/RZR for the treatment of HCV;
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

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the discovery and development of our product candidates. These expenses include external costs consisting of fees paid to third parties, including CROs and CMOs to conduct certain research and development activities on our behalf, and consulting costs, as well as internal costs consisting of payroll and personnel-related expenses, including salaries and bonuses, employee benefit costs and stock-based compensation expenses for our research and development employees and allocated overhead, including rent, equipment, depreciation, information technology costs and utilities attributable to our research and development personnel. We expense both internal and external research and development expenses as they are incurred. In circumstances where amounts have been paid in advance or in excess of costs incurred, we record a prepaid expense, which is expensed as services are performed or goods are delivered.

A significant portion of our research and development costs have been external costs, which we track by therapeutic area. We have not historically tracked our internal research and development expenses by therapeutic area as they are deployed across multiple programs.

The following table summarizes our external research and development expenses by indication and internal research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
HCV external costs	$17,396	30,225	$64,659	$72,094
HEV external costs	2,719	—	9,636	—
COVID-19 external costs	—	113	—	1,269
Early stage discovery external costs	—	776	—	1,372
Internal research and development costs	6,976	7,233	22,080	25,471
Total research and development costs	$27,091	$38,347	$96,375	$100,206

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

To the extent that we expand our organization or otherwise engage in increased activities associated with commercialization, including pre-launch activities prior to approval, we anticipate that our general and administrative expenses will increase. Additionally, our general and administrative expenses may increase, as a result of other increased personnel costs, other infrastructure expansions, increased consulting, legal and accounting services, costs associated with complying with Nasdaq and SEC requirements and increased investor relations costs.

Interest Income and Other, Net

Interest income and other, net, consists primarily of interest income earned on our cash and investments.

Income Taxes

Income taxes consists primarily of federal and state current income taxes.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$27,091	$38,347	$(11,256)
General and administrative	6,922	7,220	(298)
Total operating expenses	34,013	45,567	(11,554)
Loss from operations	(34,013)	(45,567)	11,554
Interest income and other, net	1,889	3,714	(1,825)
Loss before income taxes	(32,124)	(41,853)	9,729
Income tax expense	(38)	(196)	158
Net loss	$(32,162)	$(42,049)	$9,887

Research and Development Expenses

Research and development expenses decreased by $11.3 million from $38.3 million for the three months ended September 30, 2025 to $27.1 million for the three months ended September 30, 2026. The net decrease was primarily driven by a decrease in external spend for our HCV Phase 3 clinical development offset by an increase in external spend for HEV preclinical and clinical development activities. In addition, we had lower internal research and development expenses primarily related to lower stock-based compensation expense in the three months ended September 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $0.3 million from $7.2 million for the three months ended September 30, 2025 to $6.9 million for the three months ended September 30, 2026. The net decrease was primarily related to lower stock-based compensation expense.

Interest Income and Other, Net

Interest income and other, net, decreased by $1.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.1 and $0.2 million for the three months ended September 30, 2026 and 2025, respectively.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Operating expenses:
Research and development	$96,375	$100,206	$(3,831)
General and administrative	20,745	25,747	(5,002)
Total operating expenses	117,120	125,953	(8,833)
Loss from operations	(117,120)	(125,953)	8,833
Interest income and other, net	6,697	13,077	(6,380)
Loss before income taxes	(110,423)	(112,876)	2,453
Income tax expense	(112)	(606)	494
Net loss and comprehensive loss	$(110,535)	$(113,482)	$2,947

Research and Development Expenses

Research and development expenses decreased by $3.8 million from $100.2 million for the nine months ended September 30, 2025 to $96.4 million for the nine months ended September 30, 2026. The net decrease was primarily driven by a decrease in external spend for our HCV Phase 3 clinical development offset by an increase in external spend for HEV preclinical and clinical development activities. In addition, we had lower internal research and development expenses primarily related to lower salaries and wages and lower stock-based compensation expense in the nine months ended September 30, 2026.

General and Administrative Expenses

General and administrative expenses decreased by $5.0 million from $25.7 million for the nine months ended September 30, 2025 to $20.7 million for the nine months ended September 30, 2026. The net decrease was primarily related to lower stock-based compensation expense and lower professional fees.

Interest Income and Other, Net

Interest income and other, net, decreased by $6.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to lower investment balances.

Income Taxes

Income tax expense was $0.1 and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Liquidity and Capital Resources

Sources of Liquidity

As of September 30, 2026, we had cash, cash equivalents and marketable securities of $191.2 million. We believe that our available cash and investments, inclusive of the $65.0 million we have drawn under the Loan and Security Agreement will be sufficient to fund our planned operations into mid-2028 including the completion of the Phase 3 program evaluating BEM/RZR for the treatment of HCV. We have based this estimate on assumptions that may prove to be wrong and we could exhaust our available capital resources sooner than we expect.

We are party to an amended and restated open market sales agreement ("Sales Agreement") with Jefferies LLC ("Jefferies"), pursuant to which we may from time to time offer and sell shares of our Common Stock for an aggregate offering price of up to $200.0 million, through or to Jefferies, acting as sales agent or principal. We have agreed to pay Jefferies a commission of up to 3.0% of the aggregate gross proceeds from each sale of shares, reimburse legal fees and disbursements and provide Jefferies with customary indemnification and contribution rights. As of September 30, 2026, no shares have been issued under the Sales Agreement. The shares will be offered and sold under the Company's shelf registration statement on Form S-3 declared effective by the SEC on November 19, 2024.

Loan and Security Agreement

On November 6, 2026 (the “Closing Date”), we entered into the Loan and Security Agreement with Hercules Capital, Inc., as agent, and the lenders party thereto, providing for term loans in an aggregate principal amount of up to $200.0 million, subject to the terms and conditions set forth therein.

The Loan and Security Agreement provides for senior secured term loans which mature on November 1, 2031 (the “Maturity Date”), for up to $200.0 million and consists of the following tranches (collectively, the “Term Loans”): (1) a Tranche 1 Term Loan of $65.0 million drawn on the Closing Date, (2) a Tranche 2 Term Loan of up to $35.0 million, (3) a Tranche 3 Term Loan up to the difference between $35.0 million and the amounts funded under Tranche 4, (4) a Tranche 4 Term Loan up to the difference between $70.0 million and the amounts funded under Tranche 3, and (5) a Tranche 5 Term Loan of up to $30.0 million. The Tranche 2 Term Loan is available subject to certain conditions, including the successful completion, prior to a specified date in the second half of 2027, of the Company’s ongoing Phase 3 clinical trial, which is evaluating BEM/RZR for the treatment of hepatitis C virus infection. The Tranche 3 and Tranche 4 Term Loans are available subject to certain conditions, including the achievement of a financing milestone and certain milestones relating to the development and commercialization of BEM/RZR by specified dates. The Tranche 5 Term Loan is available in the sole discretion of the lenders.

All Term Loans will bear interest at a floating rate based upon an annual interest rate of the greater of (i) the prime rate as reported in The Wall Street Journal plus 2.35% and (ii) 9.35%, payable monthly in arrears. The Company is required to pay an initial upfront fee of $0.65 million and an upfront fee equal to 1.00% of any advance for Tranche 2 through Tranche 5. The Term Loans are interest-only for 48 months, extendable to maturity upon achievement of a commercial milestone. The Company may prepay the Term Loans in whole or in part prior to the maturity date, subject to certain prepayment fees. Upon any prepayment of the Term Loans, at maturity or upon acceleration, the Company is also required to pay an end of term charge.

The Loan and Security Agreement contains customary affirmative and restrictive covenants, representations and warranties and events of default. The Loan and Security Agreement contains financial covenants, including: (i) a minimum cash covenant, which is tested beginning on October 1, 2027, requiring the Company to maintain cash at all times in an amount greater than or equal to a specified percentage of the outstanding obligations under the Loan and Security Agreement; provided that the minimum cash covenant is not tested on any day when the Company meets a specified market capitalization requirement and (ii) a performance covenant that is tested beginning on the last day of the month that is six months after FDA approval of BEM/RZR, requiring the Company to meet specified minimum revenues from sales of BEM/RZR, or alternatively, meet a minimum cash covenant requiring the Company to maintain cash in an amount equal to at least 50% of outstanding obligations under the Loan and Security Agreement in addition to meeting a specified market capitalization requirement or maintain cash in an amount of at least 85% of outstanding obligations under the Loan and Security Agreement. Upon the occurrence of an event of default, the lenders may, among other things, accelerate the Company’s obligations under the Loan and Security Agreement (including all obligations for principal, interest and any applicable prepayment charges and end of term charges); provided that upon an event of default relating to certain insolvency, liquidation, bankruptcy or similar events, all outstanding obligations will be automatically accelerated.

The Company’s obligations under the Loan and Security Agreement are secured by substantially all of its assets, including its intellectual property. Certain of the Company’s future subsidiaries may, from time to time after the Closing Date, join as co-borrowers or guarantors and be required to guarantee the Company’s obligations under the Loan and Security Agreement and, in connection with such guarantee, pledge substantially all of their assets, including intellectual property, to secure such guarantee.

Future Funding Requirements

To date, we have not generated any product revenue. We do not expect to generate any product revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates and we do not know when, or if, this will occur. We expect to continue to incur significant expenditures for the foreseeable future as we continue the development of, and seek regulatory approvals for, our product candidates, and prepare for and begin to commercialize any approved products. We are subject to all of the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional general and administrative costs, including selling costs, as we continue to operate as a public company and potentially expand our organization to support and otherwise initiate additional activities in preparation for potential commercialization of BEM/RZR.

We will continue to invest significant capital to develop our product candidates and fund operations for the foreseeable future. To fund such investment, we may seek to raise capital through public or private equity, additional term loans under the Loan and Security Agreement (to the extent we meet the required conditions for remaining tranches), or other debt financings, collaborative arrangements with third parties, or through other sources of financing. We anticipate that we may need to raise substantial additional capital, the requirements for which will depend on many factors, including:

•
the scope, timing, rate of progress and costs of our Phase 3 program, including in particular the completion of our Phase 3 clinical trial, C-FORWARD, evaluating BEM/RZR for the treatment of HCV and our other drug discovery efforts, preclinical development activities, laboratory testing and clinical trials for other product candidates including AT-587 for the treatment of HEV;
•
the scope and terms of strategic collaborations we enter into to strengthen our capabilities to commercialize BEM/RZR, if approved;
•
the number and scope of additional clinical programs we decide to pursue;
•
the cost, timing and outcome of preparing for and undergoing regulatory review of BEM/RZR for the treatment of HCV and any other product candidates;
•
the scope and costs of development and commercial manufacturing activities;
•
the cost and timing associated with commercializing BEM/RZR for the treatment of HCV and any other product candidates, if they receive marketing approval;
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

A change in the outcome of any of these or other variables with respect to any of our product candidates could significantly change the costs and timing associated with the development or potential commercialization of one or more of our product candidates. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. If we raise additional funds by issuing equity securities, our stockholders may experience dilution. The Loan and Security Agreement contains covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments and engage in certain merger, consolidation or asset sale transactions. Any future debt financing may impose additional covenants and restrictions on us. Any future debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Summary Statements of Cash Flows

The following table sets forth the primary sources and uses of cash and cash equivalents for each of the periods presented below:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in):
Operating activities	$(112,349)	$(103,808)
Investing activities	114,106	142,201
Financing activities	452	(25,745)
Net increase (decrease) in cash and cash equivalents	$2,209	$12,648

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $112.3 million. Cash used in operating activities was primarily due to a net loss of $110.5 million, accretion of premium and discounts on marketable securities of $1.5 million, a decrease in accounts payable and accrued expenses and other liabilities of $14.1 million, partially offset by decrease in prepaid and other assets of $3.1 million and stock-based compensation expense of $10.5 million.

Net cash used in operating activities for the nine months ended September 30, 2025 was $103.8 million. Cash used in operating activities was primarily due to a net loss of $113.5 million, accretion of premium and discounts on marketable securities of $4.1 million, increase in prepaid expenses and other assets of $4.5 million, partially offset by stock-based compensation of $16.1 million and an increase in accounts payable and accrued expenses of $2.0 million.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $114.1 million and consisted of sales and maturities of marketable securities of $234.4 million partially offset by purchases of marketable securities of $120.3 million.

Net cash provided by investing activities for the nine months ended September 30, 2025 was $142.2 million and consisted of sales and maturities of marketable securities of $380.3 million partially offset by purchases of marketable securities of $238.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $0.5 million and consisted of $1.0 million in proceeds from the exercise of stock options and $0.2 million in proceeds from the issuance of our Common Stock under our employee stock purchase plan (“ESPP”) offset by $0.7 million used in connection with the net settlement of vested restricted stock units.

Net cash used in financing activities for the nine months ended September 30, 2025 was $25.7 million and consisted of stock repurchases of $25.5 million (including transaction costs and excise taxes) and $0.5 million used in connection with the net settlement of vested restricted stock units, partially offset by $0.3 million in proceeds from the issuance of our Common Stock under our ESPP and upon exercises of stock options.

Contractual Obligations and Commitments

During the nine months ended September 30, 2026, there were no material changes to our contractual obligations from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. In November 2026, we entered into the Loan and Security Agreement. For additional information, see “Liquidity and Capital Resources” above.

We enter into contracts in the normal course of business with CROs for preclinical and clinical studies and testing, CMOs for manufacture and supply of our clinical trial materials and otherwise as necessary to meet requirements for the submission of NDAs and other applications for marketing approval, and other third parties for other services and products used for operating purposes. These contracts do not contain any minimum purchase commitments and generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. Payments due upon cancelation principally consist only of payments for services provided and expenses incurred up to the date of cancelation.

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

Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of the financial statements. Management has determined that our most critical accounting policies are those relating to accrued research and development expenses and stock-based compensation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates or exchange rates. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $191.2 million, consisting of interest-bearing money market funds, US Treasury obligations, asset-backed securities, commercial paper and corporate bonds for which the fair value would be affected by changes in the general level of US interest rates. However, due to the short-term maturities and the low-risk profile of our cash equivalents, an immediate 10% relative change in interest rates would not have a material effect on the fair value of our cash equivalents or on our future interest income.

Borrowings we make under the Loan and Security Agreement, including the $65.0 million we borrowed in November 2026 when the agreement was entered into, bear interest at a floating rate, subject to a specified floor. A hypothetical 75 basis point increase in the prime rate published in the Wall Street Journal would increase our annual interest expense under the Loan and Security Agreement by approximately $0.5 million assuming the outstanding principal balance remained constant at $65.0 million for the full year. We currently believe that this impact would not be material to our financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations or prospects could be materially and adversely affected if any of these risks occurs, and as a result, the market price of our common stock could decline and you could lose all or part of your investment. Our actual results could differ materially and adversely from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below.

Risks Related to Our Financial Condition and Capital Requirements

We have a limited operating history and no history of successfully developing or commercializing any approved antiviral products, which may make it difficult to evaluate the success of our business to date and to assess the prospects for our future viability.

We are a clinical biopharmaceutical company in the late stages of development of our lead product candidate, the fixed-dose combination of bemnifosbuvir and ruzasvir (“BEM/RZR”) for the treatment of hepatitis C virus (“HCV”). In addition to our HCV program, we have a clinical stage program evaluating AT-587 for the treatment of hepatitis E virus (“HEV”). Our operations to date have been limited to financing and staffing our company, developing our technology, and identifying and developing our product candidates. Our prospects must be considered in light of the uncertainties, risks, expenses and difficulties frequently encountered by biopharmaceutical companies in their early stages of operations. We have not yet demonstrated an ability to successfully develop, obtain marketing approval, manufacture a product on a commercial-scale, or conduct sales and marketing activities necessary for successful product commercialization, or have third parties to do these activities on our behalf. Consequently, predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, obtaining marketing approval for and commercializing antiviral therapies.

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

We have incurred significant operating expenses since our inception. For the nine months ended September 30, 2026 and the year ended December 31, 2025, our operating expenses were $117.1 million and $180.9 million, respectively. As of September 30, 2026, we had an accumulated deficit of $633.1 million.

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
•
successfully complete clinical trials and seek regulatory approval for BEM/RZR for the treatment of HCV, AT-587 for the treatment of HEV or other product candidates, if any;
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

Our loan and security agreement with Hercules Capital, Inc. (“Hercules”) contains operating and financial covenants that may restrict our business and financing activities, is secured by substantially all of our assets, including our intellectual property, and we may be required to repay our outstanding indebtedness earlier than we expect, any of which could have a material adverse effect on our business.

In November 2026, we entered into a loan and security agreement (the "Loan and Security Agreement") with Hercules, as agent and the lenders party thereto, which provides for term loans in an aggregate principal amount of up to $200.0 million, of which $65.0 million was funded at closing. The term loans bear interest at floating rates based on the prime rate, subject to specified floors, payable monthly in arrears, and mature on November 5, 2031. Increases in the prime rate would increase our debt service obligations, and servicing our indebtedness will require a substantial amount of cash and will reduce the funds available for our operations. In addition, of the amounts not funded at closing, $105.0 million is available only upon the achievement of specified milestones and $30.0 million is available only in lenders’ sole discretion. Accordingly, we may never have access to the full amount of the facility, and we cannot be certain that the milestones will be achieved or that lenders will elect to make discretionary amounts available to us.

The Loan and Security Agreement contains customary affirmative and restrictive covenants that, among other things, limit our ability to transfer or dispose of assets, merge with other companies or consummate certain changes of control, make investments, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of Hercules or terminate the Loan and Security Agreement, which may limit our operating flexibility. The Loan and Security Agreement also contains a minimum cash covenant that will require us to maintain cash equal to a specified percentage of our outstanding obligations under the Loan and Security Agreement unless we meet a specified market capitalization. Additionally, the Loan and Security Agreement also contains a performance covenant that will require us, if BEM/RZR is approved for marketing in the US, to satisfy at least one of (1) a combination of a market capitalization test and a minimum cash test, (2) a minimum cash test, or (3) a net product revenue test. Because the applicability of the minimum cash covenant, and our ability to satisfy the market capitalization prong of the performance covenant, depend in part on our market capitalization, a decline in the trading price of our common stock, which may occur for reasons unrelated to our business or results of operations, could cause the minimum cash covenant to apply, or make the performance covenant more difficult to satisfy, at times when they otherwise would not. These covenants could restrict our ability to operate our business and pursue our business strategies, and we may not be able to comply with these covenants in the future. If the minimum cash covenant becomes applicable, a portion of our cash will effectively be unavailable to fund our operations, and any failure to comply with the covenants in the Loan and Security Agreement could result in an event of default.

Our obligations under the Loan and Security Agreement are secured by a security interest in substantially all of our assets, including our intellectual property, and certain of our future subsidiaries, if any, may be required to join as co-borrowers or guarantors and guarantee our obligations and pledge substantially all of their assets, including intellectual property, to secure such guarantees. Upon the occurrence of an event of default, Hercules may accelerate all of our outstanding obligations, including principal, interest and any applicable prepayment charges and end of term charges, and our obligations will be automatically accelerated upon certain insolvency, liquidation, bankruptcy or similar events. If our obligations are accelerated, we may not have sufficient cash to repay them, and Hercules could foreclose on the collateral, including intellectual property that is critical to our business. Any voluntary prepayment of the term loans is also subject to prepayment and end of term fees, which could make it more costly for us to refinance the facility. In addition, because our assets, including our intellectual property, are pledged to Hercules, our ability to obtain additional debt or other secured financing may be limited, and any future financing may be more difficult or costly to obtain.

We may require substantial additional financing, which may not be available on acceptable terms, or at all. A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Since inception, we have incurred substantial operating expenses. We expect to incur substantial expenses in connection with our current and planned business activities, particularly completing the late stage development of BEM/RZR, the manufacture of drug supply, the preparation and submission of an NDA and other similar applications seeking marketing approval and engaging in pre-launch activities, including establishing directly or with third parties, sales, marketing, internal systems and distribution infrastructure to commercialize our HCV product candidate, if approved. Additionally, we anticipate to incur substantial expenses in connection with the development of AT-587 for the treatment of HEV, and in connection with the discovery, license or other acquisition and potential development of other product candidates, if any. Further, if we successfully develop and receive regulatory approval to market BEM/RZR for the treatment of HCV or any other product candidates, we expect we will incur substantial expenses in connection with the commercialization of such product candidates.

If our cash, cash equivalents and marketable securities are not sufficient to fund our future operations, we will need additional capital to fund these activities, which we may raise through equity offerings, additional term loans under the Loan and Security Agreement (to the extent we meet the required terms for remaining tranches), other debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources. Additional sources of financing might not be available on favorable terms, if at all.

If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, such as our Loan and Security Agreement, or other financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. For additional information regarding restrictive covenants in our Loan and Security Agreement, see Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”.

If we do not succeed in raising additional funds on acceptable terms, we might be delayed or unable to initiate or complete planned clinical trials or seek regulatory approvals for our product candidates from the FDA, or any foreign regulatory authorities, be delayed or unable to initiate and complete activities, including pre-launch activities and other activities related to commercialization of product candidates, if any, for which we receive marketing approval or forced to discontinue product development or commercialization efforts. In addition, attempting to secure additional financing could divert the time and attention of our management from day-to-day activities and may harm our product candidate development and commercialization efforts.

The timing and amount of our future capital requirements will depend on many factors, including but not limited to:

•
the scope, progress, results and costs of our preclinical studies and clinical trials, in particular the completion of our Phase 3 development of BEM/RZR for the treatment of HCV;

•
the timing of and costs associated with the development of AT-587 for the treatment of HEV and the discovery, license or acquisition of a product candidate for the treatment of other diseases resulting from infection with single stranded RNA viruses;
•
the timing of, and the costs involved in, obtaining marketing approvals for our current and future product candidates in regions where we choose to commercialize any products including for example, our anticipated submission to the FDA of an NDA for marketing approval of our HCV product candidate BEM/RZR;
•
the number of future product candidates and potential additional indications that we may pursue and their development requirements;
•
the stability, scale, yield and cost of manufacturing our product candidates for clinical trials, in preparation for regulatory approval and in preparation for commercialization;
•
the scope, costs and timing of establishing commercialization capabilities related to the potential US commercialization, if approved, of BEM/RZR or any other product candidate;
•
the costs of manufacturing and commercialization activities for any approved product candidate to the extent such costs are not the responsibility of any future collaborators, including the costs and timing of manufacturing commercial supply at a scale to meet demand and the costs of conducting product sales, marketing and distribution activities in connection with the commercialization of any such product candidates;
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

Excluding the Loan and Security Agreement which provides for the draw of additional term loans subject to the satisfaction of certain terms and conditions which we have not yet satisfied, we do not currently have any committed external source of funds or other support and we cannot be certain that additional funding will be available on acceptable terms, if needed.

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

In the future, we may enter into strategic collaborations or other transactions. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from our currently ongoing HCV Phase 3 development program. In July 2026, we announced positive topline results from C-BEYOND, our Phase 3 clinical trial conducted in the US and Canada. In June 2026, we announced that we had completed enrollment of patients in C-FORWARD, our Phase 3 clinical trial being conducted outside the US and Canada. Currently, we anticipate to report topline results from C-FORWARD in the first quarter of 2027.

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

We incurred a net loss of $110.5 million for the nine months ended September 30, 2026. Our ability to achieve and sustain future profitability depends upon our ability to generate revenue from product sales. We have not generated product revenue and we do not expect to generate product revenue unless or until we successfully complete clinical development and obtain regulatory approval of, and then successfully commercialize, at least one of our product candidates. Our HCV and HEV product candidates and future product candidates, if any, require additional preclinical and clinical development, regulatory review and approval, substantial investment in and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. Currently, we do not anticipate generating revenue from product sales in the near term. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•
timely completion of our clinical trials, including C-FORWARD, our HCV Phase 3 clinical trial evaluating BEM/RZR for the treatment of HCV, and the clinical trials of AT-587 for the treatment of HEV, as well as our preclinical studies and other clinical trials, each of which may be significantly slower or more costly than we currently anticipate and will depend substantially upon the performance of third-party contractors;
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
•
our ability to establish a commercial infrastructure and commercialization strategy and thereafter to successfully commercialize our HCV and HEV product candidates or any future product candidates, in the US and internationally, if approved for marketing, reimbursement, sale and distribution in such countries and territories, whether alone or in collaboration with others; and
•
our ability to establish, maintain, protect and enforce intellectual property rights in and to our HCV and HEV product candidates or any future product candidates.

Many of the factors listed above are beyond our control, and could cause us to experience significant delays, incur substantially greater expenses than anticipated or prevent us from obtaining regulatory approvals or commercializing our product candidates. Even if we are able to commercialize our product candidates, we may not be able to achieve and maintain profitability after generating product sales or meet outside expectations for our profitability. If we are unable to achieve or sustain profitability or to meet outside expectations for our profitability, the value of our common stock will be materially adversely affected. In addition, if we are unable to generate sufficient revenue through the sale of any products, we may be unable to meet our interest and debt payment obligations under the terms of the Loan and Security and Agreement, which would result in an event of default which could jeopardize our ability to continue operations.

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

Risks Related to the Discovery, Development, Preclinical and Clinical Testing, Manufacturing and Regulatory Approval of Our Product Candidates

Our business is highly dependent on the success of our lead product candidate, BEM/RZR for the treatment of HCV, which requires significant additional clinical testing, principally including successful completion of the C-FORWARD Phase 3 clinical trial, before we can seek regulatory approval and potentially launch commercial sales. If this product candidate fails in clinical development, does not receive regulatory approval or is not successfully commercialized, or is significantly delayed in doing so, our business will be harmed.

A substantial portion of our business and future success depends on our ability to develop, obtain regulatory approval for and successfully commercialize BEM/RZR for the treatment of HCV. We currently have no products that are approved for commercial sale and have not successfully completed the development of any of our product candidates, and we may never be able to develop marketable products.

During the near term, we expect to devote substantial efforts and financial resources to complete the Phase 3 clinical development of BEM/RZR for the treatment of HCV, manage clinical, medical affairs and manufacturing activities, seek and obtain regulatory approvals in multiple jurisdictions, secure additional sources of manufacturing supply and capacity, build or otherwise access a commercial organization, and engage in significant pre-launch efforts.

We cannot be certain that C-FORWARD, our Phase 3 clinical trial evaluating BEM/RZR for the treatment of HCV, or any clinical trial evaluating AT-587 for the treatment of HEV will be successful. Additionally, we cannot be certain that BEM/RZR for the treatment of HCV, AT-587 for the treatment of HEV or future product candidates, if any, we may subsequently develop will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. Further, our development of any product candidate may be delayed or suspended, which may affect our ability to successfully commercialize such product candidate. Additionally, our ability to successfully commercialize a product will also be dependent upon our ability to timely manufacture at commercial scale the quantities of product that will satisfy market demand.

Even if we receive approval to market our HCV product candidate, our HEV product candidate or any other product candidate, we cannot be certain that such product candidate will be as or more effective than commercially available alternatives, successfully commercialized or widely accepted in the marketplace. There are currently approved and well established oral antiviral HCV products against which we would be required to compete if BEM/RZR is approved for the treatment of HCV.

We cannot be certain that, if approved, the safety and efficacy profile of BEM/RZR will be consistent with the results observed in clinical trials. If we are not able to successfully complete the clinical development of the BEM/RZR for the treatment of HCV, if the required regulatory approvals for this product candidate are not obtained, if there are significant delays in completing the development or obtaining approval of this product candidate or in supplying commercial quantities of BEM/RZR or any other product, if approved, on an uninterrupted basis, or if we are otherwise not commercially successful, our business, financial condition and results of operations may be materially harmed.

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

Any inability to successfully complete C-FORWARD, our Phase 3 clinical trial evaluating BEM/RZR for the treatment of HCV or the completion of our first-in-human Phase 1 and additional planned clinical trials we may initiate for AT-587, our HEV product candidate, could result in additional costs to us or impair our ability to seek approval for our HCV and HEV product candidate and ultimately generate revenue from product sales.

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

Further, conducting clinical trials in foreign countries for our HCV and HEV product candidates or other product candidates, if any, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries. For example, clinical trial sites in Ukraine are expected to participate in our HCV pediatric study and are participating in and have enrolled patients in C-FORWARD, our HCV Phase 3 clinical trial. To the extent that these patients in Ukraine are not able to complete the study or there is a loss of data related to those patients as a result of the ongoing conflict in that area or otherwise, there may be a delay in completing the studies or an adverse impact on the results from the studies.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials being conducted outside North America may change and additional government regulations may be enacted. For instance, with very limited exception for certain EU countries and certain clinical trials, the regulatory landscape related to clinical trials in the EU recently evolved. The EU CTR which was adopted in April 2014 and repealed the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate CTA to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduced a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. With very limited exception for certain EU countries and certain clinical trials including our first-in-human clinical trial of AT-587, all CTAs and clinical trials conducted in the EU (including those which are ongoing) are subject to the provisions of the CTR. Even though the CTAs we submitted in connection with the conduct of our HCV Phase 3 clinical trial in the EU were prepared in compliance with the CTR requirements, we have limited experience submitting applications under the CTR. If we or our third-party service providers, such as CROs, encounter difficulties or are unable to comply with the CTR requirements our developments plans would be adversely impacted.

In April 2025, the UK government adopted the Medicines for Human Use (Clinical Trials) Amendment Regulations. The amendment, which took effect from April 2026, aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK, increase the transparency of clinical trials conducted in the UK and make clinical trials more patient centered.

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

Furthermore, we have limited financial and personnel resources and are placing significant focus on the development of our lead product candidate, BEM/RZR for the treatment of HCV, and the development of AT-587 for the treatment of HEV and as such, we may forgo or delay pursuit of opportunities with other future product candidates that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to such product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.

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

Disruptions at the FDA and foreign regulatory authorities caused by funding shortages, staffing limitations or policy changes could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the US government has shut down and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, government efficiency initiatives, including initiatives and programs recently undertaken in the US, have resulted in significant changes to senior FDA personnel which may affect the ability of the agency to process our regulatory submissions which may adversely impact our ability to timely complete critical activities associated with the development of our HCV product candidate or the FDA’s review of any NDA we may submit.

If a prolonged government shutdown occurs, or funding shortages, staffing limitations prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities on a timely basis, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Operating as a public company has in the past and may in the future make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits or coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers. We do not know if we will be able to maintain existing insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the US. While it is unclear whether and how the Trump administration proposals will be implemented, the Trump administration policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for our product candidates, if approved. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the US to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies and published two proposed regulations in December 2025, referred to as Globe and Guard. The final Globe regulation was published in September 2026 and implements a mandatory payment model under which manufacturers of eligible Medicare Part B drugs will be required to pay rebates to the US federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing, although the program is currently subject to legal challenges. The proposed Guard regulations would impose a similar mandatory payment model covering Medicare Part D drugs. We anticipate that each of BEM/RZR for the treatment of HCV and AT-587 for the treatment of HEV, if approved and covered by Medicare, would be classified as Medicare Part D drugs. While the impact of the final Globe and proposed Guard regulations, if finalized, cannot yet be determined, it is likely to be significant. Pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

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

Our HCV product candidate, if approved, is expected to compete directly or indirectly with existing, currently commercialized products. For example, if we successfully develop and receive marketing approval for our HCV product candidate, we anticipate that we will face competition from currently approved oral antiviral HCV products that are well established and widely accepted by physicians, patients and third-party payors, including products marketed and sold by Gilead Sciences, Inc. (“Gilead Sciences”), Asegua Therapeutics LLC, a wholly owned subsidiary of Gilead Sciences, Inc. and AbbVie Inc. (“AbbVie”). Even if approved and commercialized, our HCV product candidate may fail to achieve market acceptance with hospitals, physicians, patients or third-party payors. Hospitals, physicians, patients or third-party payors may conclude that our product is less safe or effective or otherwise less attractive than existing drugs. If our HCV product candidate or other future product candidates, if any, do not receive market acceptance for any reason, our revenue potential would be diminished, which would materially adversely affect our ability to become profitable. Other product candidates, if any, may also compete with existing products in a similar manner.

Many of our competitors have substantially greater capital resources, access to larger pools of capital, robust product candidate pipelines, established presence in the market, deep and broad commercial infrastructures and greater expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. As a result, our competitors may be able to maintain market share or achieve product commercialization or patent or other intellectual property protection earlier than we can. For example, in each of May 2023 and October 2024, the US Patent and Trademark Office (“USPTO”) granted Gilead Sciences patents in the US that include claims which purportedly covers our compound bemnifosbuvir. While we believe the claims in these patents are invalid and unenforceable and will expire not later than June 15, 2028, if Gilead Sciences asserts either of these patents in an infringement suit, we may not be successful in convincing a trial court that the claims are invalid and unenforceable. In that circumstance, if we were selling or offering to sell BEM/RZR prior to the expiration of these Gilead Sciences patents, we would need to obtain a license from Gilead Sciences covering the then remaining term of the patents, which may not be available on reasonable terms, if at all. If such a license is required and we are unable to agree on license terms, a court may impose license terms, which could result in significant cost for the period we may be commercializing the product prior to the expiration of the patents held by Gilead Sciences.

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

In the US, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered and reimbursed. The Medicare program is increasingly used as a model for how private and other governmental payors develop their coverage and reimbursement policies for new drugs. However, no uniform policy for coverage and reimbursement for products exists among third-party payors in the US. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to meet specified annual timelines set by certain payors for formulary inclusion decisions, in addition to providing scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Some third-party payors may require pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Currently, we anticipate to establish our own commercial organization for the purpose of commercializing in the US our HCV product candidate, if approved. Outside the US, we anticipate to rely on one or more collaborators to commercialize our HCV product candidate, if approved. We do not currently have any commercialization arrangements in place with any collaborator or other third parties either within or outside the US and we may be unable to enter into acceptable arrangements to do so.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable and may incur significant additional losses. We will be competing with many companies, including large pharmaceutical companies, and specifically Gilead Sciences and AbbVie in HCV, that have extensive and well-funded marketing and sales operations. Without a robust internal team or the support of third-parties to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

If any of our product candidates are approved for commercialization outside the US, we currently anticipate to selectively partner with third parties to market such product in the territories in which approval has been obtained. In connection with the marketing of a product outside the US, we expect that we will be subject to additional risks related to international pharmaceutical operations, including but not limited to:

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

As an organization, we have no prior experience in these areas. In addition, we may need to comply with complex regulatory, tax, labor and other legal requirements imposed by both the EU and many of the individual member states in the EU as well as in other global territories. Many US-based biotechnology and biopharmaceutical companies have found the process of marketing products outside of North America to be very challenging.

Certain legal and political risks are also inherent in foreign operations without regard to whether these activities are conducted by us or by a collaborator. There is a risk that foreign governments may nationalize private enterprises in certain countries where any collaborator with which we are collaborating may operate. In certain countries or regions, terrorist activities and the response to such activities may threaten our operations or the operations of any collaborator to a greater degree than in the US. Social and cultural norms in certain countries may not support compliance with our corporate policies, including those that require compliance with substantive laws and regulations. Also, changes in general economic and political conditions in countries where we may operate are a risk to our financial performance and future growth.

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

We rely and expect to continue to rely on third parties for the manufacture of materials for our clinical trials, research activities and preclinical development. We expect to rely on third parties for commercial manufacture if any of our product candidates receive marketing approval. We do not currently have long-term agreements with any of the third-party manufacturers we currently use to provide preclinical and clinical trial materials, and we purchase any required materials on a purchase order basis. Certain of these manufacturers are critical to our production and the loss of these manufacturers, or an inability to obtain quantities at an acceptable cost or quality, could delay, prevent or impair our ability to timely conduct preclinical studies or clinical trials or seek regulatory approval and would materially and adversely affect our development and commercialization efforts.

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

We are dependent on third parties to conduct critical aspects of the Phase 3 and other clinical development activities for our HCV product candidate, BEM/RZR. We are also dependent on third parties to conduct the clinical development of AT-587, our HEV product candidate. Specifically, we have used and relied on, and intend to continue to use and rely on, medical institutions, clinical investigators, CROs and consultants to conduct our clinical trials in accordance with our clinical protocols and regulatory requirements. These CROs, investigators and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. While we have agreements governing the activities of our third-party contractors, we have limited influence over their actual performance. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs or trial sites fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials or research activities complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under cGMP or similar regulations outside the US. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory review process.

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

If we enter into collaborations to develop, manufacture and potentially commercialize any product candidates, we may not be able to realize the benefit of such transactions if we or our collaborator elect not to exercise the rights granted under the agreement or if we or our collaborator are unable to successfully integrate a product candidate into existing operations. In addition, if our agreement with any of our collaborators terminates, our access to technology and intellectual property licensed to us by that collaborator may be restricted or terminate entirely, which may delay our continued development of our product candidates utilizing the collaborator’s technology or intellectual property or require us to stop development of those product candidates completely. For example, if the license agreement with Merck was terminated, we would be required to discontinue the development, manufacture and commercialization of our lead product candidate, which is the fixed-dose combination of ruzasvir and bemnifosbuvir, unless we could enter into another agreement with Merck potentially on terms less favorable to us. We may also find it more difficult to find a suitable replacement collaborator or attract new collaborators, and our development programs may be delayed or the perception of us in the business and financial communities could be adversely affected. Any collaborator may also be subject to many of the risks relating to product development, regulatory approval, and commercialization described in this “Risk Factors” section, and any negative impact on our collaborators may adversely affect us.

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

On October 22, 2024, seventeen years after its priority date, the USPTO issued US Pat. No. 12,121,529 (“ '529 patent”) to Gilead Sciences with claims that again purport to cover bemnifosbuvir. We believe that the '529 patent will expire on March 21, 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the '529 patent prior to commercialization of a bemnifosbuvir product candidate. Such a license may not be available on reasonable terms or at all. If a license is required and we are unable to obtain such license, commercialization of approved product candidates, if any, containing bemnifosbuvir may not be able to continue without infringement which could result in significant cost during the period we commercialize any such product prior to the expiration of the '529 patent.

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

Additionally, on October 22, 2024, seventeen years after its priority date, Gilead Sciences obtained US ‘529 patent with claims that also purport to cover bemnifosbuvir. We believe that the '529 patent will expire on March 21, 2028. While we believe these claims are also invalid and unenforceable, a trial court or an appellate court may disagree and uphold one or more claims of the '529 patent, which would require us to obtain a license from Gilead Sciences to the ‘529 patent for the time period that we are commercializing a product candidate, if any, containing bemnifosbuvir prior to the expiration of the '529 patent or pay a court ordered royalty or other damages which could result in significant cost.

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

Our patent on AT-511 or its pharmaceutically acceptable salt, which includes bemnifosbuvir, has been granted in over 70 countries including the US, Europe, China, Japan, Korea, Australia, Eurasia, Canada, Israel, Singapore, Malaysia, Indonesia, Georgia, Russia, Ukraine, Colombia and Mexico, and is also pending in certain other countries and regions.

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

We also solely own a patent application covering the FDC of bemnifosbuvir and ruzasvir, which has now been allowed by the USPTO and expected to issue in Q4 2026. The expected year of expiration for patents, if any, issuing from this application, if valid and enforceable, is 2046, without regard to any adjustments of term that may be available under US or other national law.

We may not be aware of patent claims that are currently or may in the future be pending that affect our business by the competitors working in this area. Patent applications are typically published between six and eighteen months from filing, and the presentation of new claims in already pending applications can sometimes not be visible to the public, including to us, for a period of time, or if publicly available, not yet seen by us. We cannot provide any assurance that a third-party practicing in the general area of our technology will not present a patent claim that covers one or more of our products or their methods of use or manufacture at any time. If that does occur, we may have to take steps to try to invalidate such patent or application, and we may either choose not to or may not be successful in such attempt. A license to the patent or application may not be available on commercially reasonable terms or at all.

On April 12, 2022, we received notification of a Pre-Grant Opposition from the Controller General of Patents, Designs, and Trademarks at the Indian Patent Office. The Opposition was filed by Sankalp Rehabilitation Trust and challenged our pending patent claims to AT-511 or a pharmaceutically acceptable salt thereof. In February 2023, we responded to this Pre-Grant Opposition. Over three years later, on July 7, 2026, Sankalp Rehabilitation Trust filed a purported rejoinder to our response with an affidavit of a scientist. On July 23, 2026, Sankalp Rehabilitation Trust withdrew the affidavit of the scientist on the scientist’s request. On August 14, 2026, we filed an interlocutory petition to exclude the rejoinder. We are currently awaiting further action on this matter by the Indian Patent Office. In addition to the Pre-Grant Opposition related to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under), we received notification of a second Pre-Grant Opposition filed by the Sankalp Rehabilitation Trust. This second Pre-Grant Opposition challenges our pending patent claims to bemnifosbuvir. In October 2023, we responded to this second Pre-Grant Opposition. A hearing on the matter was held in April 2024. In June 2024, the Indian Patent Office issued a decision refusing the claims to bemnifosbuvir on the basis that a new salt of a known compound is not patentable under section 3(d) of the Indian Patent Act. This decision was not appealed. While we intend to vigorously defend our patent claims on AT-511 or a pharmaceutically acceptable salt thereof and their use to treat HCV in India, we cannot guarantee that the Indian Patent Office will decide in our favor with respect to the pending Pre-Grant Opposition and allow our patent claims to AT-511 or a pharmaceutically acceptable salt thereof (which bemnifosbuvir would fall under). In addition, Pre-Grant Oppositions in India can proceed very slowly, and therefore these proceedings may not be resolved for several years. Our patent applications will not issue as a patent on AT-511 or a pharmaceutically acceptable salt thereof or their use to treat HCV in India unless and until the Pre-Grant Opposition is resolved in our favor. If it is not resolved in our favor, we may not receive patents on AT-511, bemnifosbuvir or their use to treat HCV in India. Further, there is no guarantee that other companies will not also file Pre-Grant Opposition Proceedings, or if the patent issues, one or more Post-Grant Oppositions, challenging our patent rights in AT-511.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We currently have limited research coverage by securities and industry analysts. If any of the analysts who cover us, or may cover us, downgrades our common stock or issues an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our preclinical studies, clinical trials, commercial opportunity prospects or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us (which has occurred in the past) or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Until such time, if ever, as we can generate substantial revenue from product sales, we may finance our cash needs through a combination of equity offerings, additional term loans under the Loan and Security Agreement (to the extent we meet the required terms for remaining tranches), other debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. While we remain open to consideration of a broad range of strategic alternatives, including strategic partnerships, acquisition, merger, or other business combination, sale of assets or other strategic transactions, we believe that it is most likely that actionable alternatives may be available after we receive the results from our HCV Phase 3 clinical program.

In addition, even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital due to favorable market conditions or strategic considerations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Similar to the Loan and Security Agreement, other debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our operations, our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends, redeeming our stock, making certain investments and engaging in certain merger, consolidation or asset sale transactions, among other restrictions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any equity securities in the three months ended September 30, 2026.

Recent Sales of Unregistered Securities

None.

Item 5. Other Information

(a) On November 9, 2026, Wayne Foster, the Company’s Executive Vice President, Chief Accounting Officer, informed the Company of his resignation, effective November 13, 2026. Mr. Foster intends to provide consulting services to the Company initially through February 2027 to facilitate the transition of his role.

(b) None.

(c) During the three months ended September 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

		Incorporated by Reference				Filed/
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

3.1	Restated Certificate of Incorporation.	8-K	001-39661	3.1	11/5/2020
3.2	Amended and Restated Bylaws.	8-K	001-39661	3.1	6/21/2023
10.1#+	Loan and Security Agreement	8-K	001-39661	3.1	11/9/2026
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).					*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.					**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					*

* Filed herewith.

** Furnished herewith.

# Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

+ Annexes, schedules and certain exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ATEA PHARMACEUTICALS, INC.

Date: November 9, 2026	By:	/s/ Jean-Pierre Sommadossi, Ph.D.
Jean-Pierre Sommadossi, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: November 9, 2026	By:	/s/ Andrea Corcoran
Andrea Corcoran
Chief Financial Officer, Executive Vice President, Legal and Secretary (principal financial officer)